Form 10-Q
period 1995-09-30
SYMETRICS INDUSTRIES INC
filed 1995-11-07
CIK 95944

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


(X)     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For quarter ended SEPTEMBER 30, 1995
                  -------------------

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------   ------------------

Commission file number  0-4025
                        ------

                             SYMETRICS INDUSTRIES, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)



                Florida                             59-0954868
        -----------------------         -----------------------------------
        (State of Incorporation)        (I.R.S. Employer Identification No.)


              557 N. Harbor City Boulevard, Melbourne, Florida 32935
              ------------------------------------------------------
                   (Address of principal executive offices)

                                   (407) 254-1500
                ----------------------------------------------------
                (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
   -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at November 2, 1995
   ------------------------------             -------------------------------
   (Common stock, $.25 par value)                       1,383,398

                          PART 1 - FINANCIAL INFORMATION
                             SYMETRICS INDUSTRIES, INC.
                              CONDENSED BALANCE SHEET

                                     ASSETS

                                                          SEPTEMBER 30     MARCH 31
                                                              1995           1995
                                                          ------------    ------------
                                                         (UNAUDITED)     (DERIVED FROM AUDITED
                                                                          FINANCIAL STATEMENTS)
Current assets:
        Cash                                             $ 1,196,757      $   154,334
        Receivables                                        1,220,424        2,000,643
        Other receivables                                     60,860           53,062
        Costs and estimated earnings in excess
           of billings on uncompleted contracts            3,326,559        3,575,501
        Inventory                                             63,333           83,336
        Prepaid expenses                                      27,289           20,500
        Mortgage receivable                                  450,000          450,000
        Deferred income taxes                                 39,992           27,811
                                                           ---------        ---------
              Total current assets                         6,385,214        6,365,187
                                                           ---------        ---------
Property, plant and equipment                              2,238,747        1,873,572
        Less accumulated depreciation                      1,011,352          904,959
                                                           ---------        ---------
                                                           1,227,395          968,613
                                                           ---------        ---------
Deferred income taxes                                        127,973          116,711
                                                           ---------        ---------
Other assets:
        Cash surrender value, officer's
           life insurance                                    100,850           97,149
        Investment in product line                            50,000           50,000
        Deposits                                              10,390           26,769
        Goodwill, less accumulated amortization              399,522          421,118
                                                           ---------        ---------
                                                             560,762          595,036
                                                           ---------        ---------
Total assets                                             $ 8,301,344      $ 8,045,547
                                                           =========        =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
            Notes payable                                $     1,000      $     1,000
            Current maturities of long-term debt              58,753           18,908
            Accounts payable                               2,135,555        2,387,115
            Billings in excess of costs and estimated
               earnings on uncompleted contracts.             33,964          166,972
            Accrued liabilities                              234,623          315,429
            Income taxes payable                             290,228          712,790
                                                           ---------        ---------
                 Total current liabilities                 2,754,123        3,602,214
                                                           ---------        ---------
Deferred compensation                                        455,220          432,699
Long-term debt, less current maturities                      175,000             --
                                                           ---------        ---------
                                                             630,220          432,699
Shareholders' equity                                       ---------        ---------
           Common stock, $.25 par value                      345,537          229,664
           Additional paid-in capital                      1,071,763        1,171,011
           Retained earnings                               3,499,701        2,609,959
                                                           ---------        ---------
                Total shareholders' equity                 4,917,001        4,010,634
                                                           ---------        ---------
Total liabilities and shareholders' equity               $ 8,301,344      $ 8,045,547
                                                           =========        =========

              See accompanying notes to the condensed financial statements
                                      - 2 -

                           SYMETRICS INDUSTRIES, INC.

                         CONDENSED STATEMENT OF INCOME

(UNAUDITED)

                                         SIX MONTHS ENDED                THREE MONTHS ENDED
                                       SEPT. 30        SEPT. 30        SEPT. 30        SEPT. 30
                                       --------        --------        --------        --------
                                         1995            1994            1995             1994
Contract revenue                     $10,617,238     $ 6,793,608     $ 4,793,099     $ 4,682,129

Costs and expenses
   Costs of revenues earned            8,620,389       5,725,265       3,761,753       4,029,593
   General and administrative            598,991         387,862         319,575         194,325
   Research and development               53,609          29,945          39,836          21,084
                                       ---------       ---------       ---------       ---------
                                       9,272,989       6,143,072       4,121,164       4,245,002
                                       ---------       ---------       ---------       ---------

Income from operations                 1,344,249         650,536         671,935         437,127

Other income (expense)
   Rental and other income                18,538          19,236           9,313           9,618
   Related expense                        (7,944)         (7,944)         (3,972)         (3,972)
                                       ---------       ---------       ---------       ---------
                                          10,594          11,292           5,341           5,646
                                       ---------       ---------       ---------       ---------

    Interest income                       54,593          10,022          19,611           5,718
    Interest expense                     (19,212)        (12,376)        (16,749)         (9,942)
                                       ---------       ---------       ---------       ---------
                                          35,381          (2,354)          2,862          (4,224)
                                       ---------       ---------       ---------       ---------

Income before taxes                    1,390,224         659,474         680,138         438,549
Income (taxes)                          (500,482)       (252,396)       (237,740)       (168,056)
                                       ---------       ---------       ---------       ---------

Net income                           $   889,742     $   407,078     $   442,398     $   270,493
                                       =========       =========       =========       =========

Earnings per share                   $     0.65      $      0.34     $      0.32     $      0.22
                                       =========       =========       =========       =========
Weighted average number
 of shares outstanding                 1,378,311       1,204,641       1,379,852       1,204,920



    The number of shares outstanding has been adjusted to reflect the 3-for-2 stock split in May 1995.

                         See accompanying notes to the condensed financial statements.


                             SYMETRICS INDUSTRIES, INC.

                         CONDENSED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                              SIX  MONTHS ENDED
                                                              -----------------
                                                           SEPT. 30        SEPT. 30
                                                           --------        --------
                                                             1995            1994
                                                             ----            ----
Cash provided by (used for)

  Operations
    Net income                                           $  889,742     $   407,078
    Adjustments for non cash charge                         150,510          90,107
    Changes in assets and liabilities                       175,721        (479,941)
                                                          ---------      ----------
    Net cash provided by operations                       1,215,973          17,244
                                                          ---------      ----------
  Investing
    Capital expenditures                                   (365,175)       ( 52,517)
                                                          ---------      ----------
    Cash used for investing                                (365,175)       ( 52,517)
                                                          ---------      ----------
  Financing
    Proceeds from stock options                              16,625           1,406
    Borrowing (repayment) of long-term debt                 175,000         (10,155)
    Cash provided by (used) for financing                   191,625         ( 8,749)
                                                          ---------      ----------

 Increase (decrease) in cash                              1,042,423         (44,022)

Cash beginning of period                                    154,334         153,275
                                                          ---------      ----------

Cash end of period                                      $ 1,196,757     $   109,253
                                                          =========      ==========

Cash payments for interest                              $    22,956     $    10,541

Cash payments for income taxes                          $   951,398     $   147,390


                   See accompanying notes to the condensed financial statements

                           SYMETRICS INDUSTRIES, INC.

                                   FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1994


                    Notes to Condensed Financial Statements

                                  (Unaudited)


* The financial statements contained herein are unaudited but, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, which are necessary to a fair statement of the
results for the periods ended September 30, 1995 and  1994.   The
results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

* Refer to the Company's Form 10-K for the year ended March 31, 1995 as filed with the Securities and Exchange Commission on June 5, 1995 for a description of accounting policies which have been continued without change. Also refer to notes included in the financial statements for additional details of the Company's financial condition, results of operations and changes in financial position.

* Inventories stated on the balance sheet are raw materials - primarily electronic parts and components. Refer to the Company's Form 10-K for the year ended March 31, 1995 for discussion of costs incurred on uncompleted contracts.

                            SYMETRICS INDUSTRIES, INC.

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1995



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        For the six months ended September 30, 1995, contract revenues were $10,617,238, a 56% increase over the $6,793,608 for the corresponding period last year. For the current six month period, net income was $889,742, or $0.65 per share, a 118% increase over the $407,078 or $0.34 per share, a year ago. Working capital increased by $868,118 for the six months. The backlog closed at $12.1 million, significantly lower than the unusually high value of $26.1 million at September 30, 1994 .

        Contract revenues for the current six months were essentially the same as the Company averaged per six months in its last fiscal year, which was a record year. The increase in net income for the current six months is attributed to increased productivity and profitability on the Company's largest contract which provided more gross margin for offsetting the G&A expenses. The gross margin increased 3.1 % compared to the corresponding period last year. The higher general and administrative expense is due to the marketing emphasis on the Company's computer telephony software products and the Government's military procurements. The increased research and development costs are primarily attributed to the computer telephony systems engineering. Increased interest income resulted from the Company's $450,000 mortgage note receivable.

        Referring to the Balance Sheet, the Company has experienced a good cash flow and increased working capital due to the profitable operations. The receivables decreased 51% during this current six month period indicating prompt payments by the Company's largest customer.
This is reflected in a large cash balance of $1.2 million. The increase in property, plant and equipment reflects primarily capital purchases for manufacturing equipment. The increase in long-term debt and the current maturities portion is for a $250,000, five-year note for part of the additional manufacturing equipment. The decrease in billings in excess of costs and estimated earnings on uncompleted contracts reflects shipments made to offset advance payments from customers as of March 31, 1995. The lower value of accrued liabilities for the current three months reflects less accrued salaries. The estimated corporate income taxes of $290,228 for this period, net of estimated payments, have been accrued at September 30, 1995 and the taxes of $712,790 from fiscal 1995 have been paid. In July 1995, the Company increased its unsecured line of credit with its bank to $1,500,000 from the previous value of $1,000,000 to facilitate increased growth.

        For the three months ended September 30, 1995, contract revenues were $4,793,099, a 2.4% increase over the $4,682,129 for the corresponding period last fiscal year. The net income for the current period of $442,398 or $0.32 per share, was 63.5% higher than the $270,493 or $0.22 per share for the comparative three month period last year. These significant improvements are attributed to the increased productivity and resulting increased profitability on the Company's Improved Data Modem (IDM) contract with the government.

        A comparison of the current quarter ended September 30, 1995 to the immediately preceding quarter, shows contract revenues were about 18% lower at $4,793,099 for the current quarter versus $5,824,139 for the three months ended June 30, 1995. This decrease is due to a lower value of material purchases from suppliers during the current quarter. Despite the lower business volume, the net income of $442,398 was substantially unchanged from the $447,344 of the immediately preceding quarter based primarily on improved gross margins for the Company's IDM program. Backlog at the end of the current quarter was $12.1 million compared with $ 12.3 million at June 30, 1995.

             During the current quarter, the Company continued its outstanding performance on the IDM contract with the increased productivity reflected in the increased profit margins. The Company has already delivered the IDMs ordered in September 1995 for NATO's close air support role using the Block 40 version of the F-16 aircraft.

Revenues from Symetrics diversification endeavors in commercial contract manufacturing and computer telephony software systems increased to more than 10% of the total second quarter revenues. Additional high-speed surface mount technology (SMT) electronics assembly equipment is now on-line and will allow for more rapid growth in the contract manufacturing market area. The computer telephony systems products, using the Company's Icon-O-Voice technology, are gaining market acceptance as evidenced by prominent customers like Lockheed Martin, TRW, Texaco, Conoco, Florida Power and Light and the U.S. Air Force. The Company's SureCall mass notification system has been particularly successful in meeting the rapid communication needs of city and county agencies.

In support of our publicly traded securities, the Company's common stock is now trading on the National Market System of NASDAQ, and shares of the Company's stock have recently been made marginable.

Based on these six month results and backlog position, the Company anticipates continued profitable operations and a successful fiscal 1996.

Part II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

                (a)  Exhibit  27: Financial Data Schedule

                (b) No reports on Form 8-K were filed for the quarter ended September 30, 1995.

                          SYMETRICS INDUSTRIES, INC.

                                 FORM 10-Q

                      QUARTER ENDED SEPTEMBER 30, 1995




                                SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SYMETRICS INDUSTRIES, INC.
                                            --------------------------
                                                  (Registrant)

DATE     November 2, 1995


                                            /s/    Dudley E. Garner, Jr.
                                           -----------------------------
                                           Dudley E. Garner, Jr.
                                           President,
                                           Principal Executive Officer
                                           Principal Financial Officer