Form 10-Q
period 1995-12-31
SYMETRICS INDUSTRIES INC
filed 1996-02-05
CIK 95944

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


(X)     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For quarter ended DECEMBER 31, 1995
                  -------------------

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

Yes  X          No
   -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at January 31, 1996
   ------------------------------             -------------------------------
   (Common stock, $.25 par value)                       1,387,898

                          PART 1 - FINANCIAL INFORMATION
                             SYMETRICS INDUSTRIES, INC.
                              CONDENSED BALANCE SHEET

                                     ASSETS

                                                         DECEMBER 31      MARCH 31
                                                             1995            1995
                                                         ------------     ------------
                                                         (UNAUDITED)   (DERIVED FROM AUDITED
                                                                        FINANCIAL STATEMENTS)
Current assets:
    Cash                                                 $ 1,051,142      $   154,334
    Receivables                                            1,166,479        2,000,643
    Other receivables                                         43,240           53,062
    Costs and estimated earnings in excess
       of billings on uncompleted contracts                3,006,559        3,575,501
    Inventory                                                 57,174           83,336
    Prepaid expenses                                          21,849           20,500
    Mortgage receivable                                      450,000          450,000
    Deferred income taxes                                     34,139           27,811
                                                        ------------     ------------
          Total current assets                             5,830,582        6,365,187
                                                        ------------     ------------
Property, plant and equipment                              2,594,467        1,873,572
    Less accumulated depreciation                          1,066,924          904,959
                                                        ------------     ------------
                                                           1,527,543          968,613
                                                        ------------     ------------
Deferred income taxes                                        129,567          116,711
                                                        ------------     ------------
Other assets:
    Cash surrender value, officer's
       life insurance                                                          97,149
    Investment in product line                                50,000           50,000
    Deposits                                                  10,390           26,769
    Goodwill, less accumulated amortization                  388,724          421,118
                                                        ------------     ------------
                                                             449,114          595,036
                                                        ------------     ------------
Total assets                                             $ 7,936,806      $ 8,045,547
                                                        ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                        $     1,000      $     1,000
    Current maturities of long-term debt                       3,535           18,908
    Accounts payable                                       1,198,222        2,387,115
    Billings in excess of costs and estimated
       earnings on uncompleted contracts.                     21,928          166,972
    Accrued liabilities                                      264,585          315,429
    Income taxes payable                                     557,312          712,790
                                                        ------------     ------------
          Total current liabilities                        2,046,582        3,602,214
0                                                        ------------     ------------
Deferred compensation                                        466,482          432,699
                                                        ------------     ------------
                                                             466,482          432,699
                                                        ------------     ------------
Shareholders' equity
    Common stock, $.25 par value                             346,975          229,664
    Additional paid-in capital                             1,090,636        1,171,011
    Retained earnings                                      3,986,131        2,609,959
                                                        ------------     ------------
           Total shareholders' equity                      5,423,742        4,010,634
                                                        ------------     ------------
Total liabilities and shareholders' equity               $ 7,936,806      $ 8,045,547
                                                        ============     ============

            See accompanying notes to the condensed financial statements
                                       -2-

                           SYMETRICS INDUSTRIES, INC.

                         CONDENSED STATEMENT OF INCOME

(UNAUDITED)

                                          NINE MONTHS ENDED              THREE MONTHS ENDED
                                        DEC. 31         DEC. 31       DEC. 31         DEC. 31
                                       --------        --------      --------        --------
                                         1995            1994          1995             1994
Contract revenue                     $15,151,979     $14,165,942     $4,534,741      $7,372,334

Costs and expenses
   Costs of revenues earned           12,030,694      12,060,019      3,410,305       6,334,754
   General and administrative            954,154         578,533        355,163         190,671
   Research and development               93,775          41,749         40,166          11,804
                                     -----------     -----------     ----------       ---------
                                      13,078,623      12,680,301      3,805,634       6,537,229
                                     -----------     -----------     ----------       ---------

Income from operations                 2,073,356       1,485,641        729,107         835,105

Other income (expense)
   Rental and other income                28,451          27,844          9,913           8,608
   Related expense                       (11,916)        (11,916)        (3,972)         (3,972)
                                     -----------     -----------     ----------       ---------
                                          16,535          15,928          5,941           4,636
                                     -----------     -----------     ----------       ---------

    Interest income                       83,180          20,856         28,587          10,834
    Interest expense                     (22,802)        (12,376)       ( 3,590)              0
                                     -----------     -----------     ----------       ---------
                                          60,378           8,480         24,997          10,834
                                     -----------     -----------     ----------       ---------

Income before taxes                    2,150,269       1,510,049        760,045         850,575
Income (taxes)                          (774,097)       (539,238)      (273,615)       (286,842)
                                     -----------     -----------     ----------       ---------

Net income                           $ 1,376,172     $   970,811     $  486,430       $ 563,733
                                     ===========     ===========     ==========        ========

Earnings per share                   $      1.00     $       .80     $     0.35       $    0.45
                                     ===========     ===========     ==========        ========

Weighted average number
   of shares outstanding               1,380,952       1,220,017      1,386,088       1,250,748


    The number of shares outstanding has been adjusted to reflect the 3-for-2 stock split in May 1995.

                 See accompanying notes to the condensed financial statements.


                             SYMETRICS INDUSTRIES, INC.

                         CONDENSED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                              -----------------
                                                            DEC. 31         DEC. 31
                                                           --------        --------
                                                             1995            1994
                                                             ----            ----
Cash provided by (used for)


  Operations
    Net income                                           $ 1,376,172    $   970,811
    Adjustments for non cash charge                          228,142        136,356
    Changes in assets and liabilities                        (23,547)      (403,044)
                                                         -----------     ----------
    Net cash provided by operations                        1,580,767        704,123
                                                         -----------     ----------
  Investing
    Capital expenditures                                    (720,895)       (72,009)
                                                         -----------     ----------
    Cash used for investing                                 (720,895)       (72,009)
                                                         -----------     ----------
  Financing
    Proceeds from stock options                               36,936         59,139
    Repayment of long-term debt                                  -          (15,019)
                                                         -----------     ----------
    Cash provided  for financing                              36,936         44,120
                                                         -----------     ----------
Increase in cash                                             896,808        676,234

Cash beginning of period                                     154,334        153,275
                                                         -----------     ----------

Cash end of period                                       $ 1,051,142     $  829,509
                                                         ===========     ==========

Cash payments for interest                               $    24,602     $      591

Cash payments for income taxes                           $   951,398     $   63,770



               See accompanying notes to the condensed financial statements

                            SYMETRICS INDUSTRIES, INC.

                                  FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1995


                    Notes to Condensed Financial Statements

                                 (Unaudited)


* The financial statements contained herein are unaudited but, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, which are necessary to a fair statement of the
results for the periods ended December 31, 1995 and  1994.   The results of
operations for the period ended December 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

* Refer to the Company's Form 10-K for the year ended March 31, 1995 as filed with the Securities and Exchange Commission on June 5, 1995 for a description of accounting policies which have been continued without change. Also refer to notes included in the financial statements for additional details of the Company's financial condition, results of operations and changes in financial position.

* Inventories stated on the balance sheet at December 31, 1995 are raw materials - primarily electronic parts and components. Refer to the Company's Form 10-K for the year ended March 31, 1995 for discussion of costs incurred on uncompleted contracts.

                            SYMETRICS INDUSTRIES, INC.

                                  FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1995




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        For the nine months ended December 31, 1995, contract revenues were $15,151,979, a 7% increase over the $14,165,942 for the corresponding period last year. For the current nine month period, a net income of $1,376,172, or $1.00 per share, is reported compared to $970,811 or $0.80 per share, a year ago. Working capital increased by $1,021,027 for the nine months and, in addition, capital purchases of $720,895 were paid by cash. The backlog closed at $9.6 million, compared with the $18.6 million at December 31, 1994.

        Contract revenues for the current nine months increased 7.0% compared to the corresponding period last year, but net income was 41.8 % higher. This significant increase is due primarily to continued productivity improvement on the Company's major program, the Improved Data Modem (IDM) and increased revenues from both commercial product areas. Accordingly, the gross margin improved to 20.6% for the nine months ended December 31, 1995 versus 14.9% for the nine months ended December 31, 1994. The significant improvement in gross margin was supplemented by a four fold increase in interest income which resulted from prudent cash management and an investment in a high yielding mortgage receivable. The higher general and administrative expense is due to the marketing emphasis on the Computer Telephony Systems software products. The higher research and development expense reflects an increased engineering activity on these software products.

        Referring to the Balance Sheet, the Company has experienced good cash flow and increased working capital due to the profitable operations. The total of cash and receivables is essentially unchanged since the start of the year; however, the accounts payable have decreased by 50% reflecting the profitable operations and good cash management. Since March 31, 1995 the Company has added $720,895 of capital equipment and the $250,000 five-year note executed in April 1995 has been retired, resulting in no long term debt. The decrease in cost and estimated earnings in excess of billings on uncompleted contracts reflects the high value of equipment shipments during the nine month period. The decrease in billings in excess of costs and estimated earnings on uncompleted contracts also reflects equipment shipments that liquidated advanced billings. The lower accrued liabilities at December 31, 1995 reflect primarily the payment of $40,259 in accrued expenses associated with the acquisition of the assets of SouthernCircuit Technologies, Inc. in January 1995. The estimated corporate income taxes of $557,312 (tax due of $774,097 less estimated tax payments of $216,785) for this period have been accrued at December 31, 1995 and the taxes of $712,790 from fiscal 1995 have been paid.

        For the three months ended December 31, 1995, contract revenues were $4,534,741, a 38.4% decrease over the $7,373,334 for the corresponding
period last fiscal year.     The net income for the current period of
$486,430 or $0.35 per share, was  13.7% lower than the $563,733 or $0.45 per share for the comparative three month period last year. The decrease in revenues is attributed to the lower backlog and the fact that the third quarter ended December 31, 1994 was an exceptionally high quarter, a Company record. A comparable decrease in net income was not realized due to substantial improvements made to gross margin.

 Contract revenues for the current quarter ended December 31, 1995 were 5.4% lower than the revenues of $ 4,793,099 for the immediately preceding quarter that ended September 30, 1995. The net income of $ 486,430 was 10% higher than the $442,395 of the immediately preceding quarter due to the increased productivity on the Company's largest contract. Backlog at the end of the current quarter was $ 9.6 million compared with $ 12.1 million at September 30, 1995. The Company believes the decrease in backlog is due to the delay in the U. S. Governments approval of the Department of Defense operating budget.

        Symetrics has continued its strong performance on the IDM contract having shipped 823 systems placing the program over eight months ahead of the contract schedule. The Company is working with the Government to accelerate delivery of IDMs with expanded memory capability. This extra memory is required by the latest release of the operational software programs for the IDM which provides the Army and Air Force additional performance features. Although the Company did not receive any new business for IDMs during the quarter ended December 31, 1995, it is anticipated that new awards, including memory upgrades will be received in the fourth quarter of Symetrics fiscal year 1996, ending March 31, 1996. About half of Symetrics existing orders for IDMs, which now total 1,450 units, are for U. S. allies to install aboard their F-16 Aircraft. Symetrics has also identified new potential IDM customers in England, Japan, South Korea, Taiwan and Turkey.
On Symetrics' existing contract the U. S. Government can order additional IDMs through September 1997. Currently, on the U. S. Government's programs that are committed or planning to use the IDM, over 2,000 additional IDMs will be needed. However there is no assurance that the Company will be awarded any or all of these additional IDMs.

Revenues from Symetrics' diversification endeavors in commercial contract manufacturing and computer telephony software products increased to more than 15% of the total third quarter revenues, up from 10% in the second quarter and less than 3% of last fiscal year. Additional high-speed surface mount technology (SMT) electronics assembly equipment is now on-line in the Contract Manufacturing Division and revenue growth is anticipated over the next several quarters. The Computer Telephony Systems products, using the Company's Icon-O-Voice technology, are positioned to make a growing contribution to the financial results. The Company believes it has developed a leading edge technology for several market applications and several successful, high visibility installations of its products have been made in the past six months.

Part II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

                (a)  Exhibit 27:  Financial Data Schedule

                (b) No reports on Form 8K were filed for the quarter ended December 31, 1995.

                            SYMETRICS INDUSTRIES, INC.

                                  FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1995




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

DATE     February 2, 1996


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