Form 10-K
period 1996-03-31
SYMETRICS INDUSTRIES INC
filed 1996-06-14
CIK 95944

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1996 OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the
  transition period from              to                .
                        -------------   ---------------

  Commission file number 0-4025
                         ------
                           SYMETRICS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

         FLORIDA                                         59-0954868
  ------------------------                 -----------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

  557 N. Harbor City Boulevard, Melbourne, Florida               32935
  ------------------------------------------------             --------
  (Address of principal executive offices)                    (Zip Code)

  Registrant's telephone number, including area code        (407) 254-1500
                                                            --------------

  Securities Registered Pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
            None                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock (Par Value .25 cents per share)
                  --------------------------------------------
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                       YES     X      NO
                                                             -----        -----
  Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  Based on the average bid and asked prices on May 17, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was $14,576,364.

  The number of shares outstanding of the registrant's common stock, $.25 par value was 1,605,297 at May 17, 1996.

  Documents Incorporated by Reference
  -----------------------------------
  Proxy Statement dated June 3, 1996 (Incorporated by Reference into Part III).

                                    PART I
ITEM 1.   BUSINESS

      (a)  General Development of Business

           Symetrics Industries, Inc. ( "Symetrics" or the "Company") was incorporated in Florida in 1962. The business of the Company which may be broadly defined as electronics, consist of the design, development and manufacture of electronic systems and system components and related computer software. The principal market for this electronic equipment is agencies of the U.S. Government. Historically, essentially all of the Company's business has been the manufacture and testing of electronic equipment and sub-assemblies to Government furnished specifications and drawings.

           Beginning in 1993, the Company began an effort to diversify its business primarily through acquisitions. In July 1993, the Company acquired a 25% interest in an interactive voice response product line, and during fiscal year 1994 increased its percentage ownership to this product line to 50%. With the interactive voice response product line as a base, the Company's Computer Telephony Systems Division designs, develops and markets advanced, cost effective electronic systems and related software for telecommunications applications such as mass notification of emergency and non-emergency events, community service, international callback and debit card calling.

           In January 1995, the Company acquired substantially all of the assets of a Melbourne, Florida company engaged in contract manufacturing of commercial and industrial electronics. The Company's Contract Manufacturing Division builds electronic assemblies for commercial and industrial customers.

           In April 1996, The Company acquired substantially all of the outstanding capital stock of American Digital Switching, Inc. ("ADS"). ADS is a supplier of complete telephone systems for the smaller cities of the United States and Canada. The Company's Contract Manufacturing Division will serve as the manufacturing arm of ADS.

      (b)  Financial Information about Industry Segments

           The Company operates primarily in a three industry segments: 1) Defense products accounted for 86.6% of total Company revenues for the year ended March 31, 1996. These products are electronic systems and system components for the U. S. Government. 2) Contract manufacturing of electronic assemblies for commercial and industrial customers. This business segment contributed 10.7% to the Company's fiscal 1996 revenues.
3) Computer Telephony Systems for a broad spectrum of industries including commercial, industrial, state and local Governments, Department of Defense as well as international markets. This business segment contributed 2.7% to the Company's revenues in fiscal 1996.

           The following table reflects the revenues generated by each of the above industry segments during the prior three fiscal years:

                            PERCENT OF TOTAL REVENUES
                           FISCAL YEAR ENDED MARCH 31,
                           ---------------------------
                                     1996      1995       1994

      Defense Products                86.6%    97.3%       99.9%
      Contract Manufacturing          10.7%     1.1%        0.0%
      Computer Telephony Systems       2.7%     1.6%        0.1%


      (c)   Narrative Description of Business and Competition
                                       1

           DEFENSE PRODUCTS

           The Company manufactures electronic assemblies and systems to, what it believes to be, the highest workmanship and quality standards recognized by the Department of Defense. All electronic components, bare printed circuit boards ("PCB's"), metal parts and enclosures are purchased by the Company from suppliers. Thereafter, the complete manufacturing process including soldering, wiring harnesses, cables, inspection, test, conformal coating and environmental stress screening is performed by the Company. The Company's facilities are designed for medium volume production where, typically, several hundred of a particular assembly or system are manufactured in a continuous production run. Contract durations range from accelerated deliveries in two to three months to longer term contracts of two to three years. Symetrics' Improved Data Modem
(IDM) contract awarded in March 1993 is expected to continue through year 1999. A typical contract would be completed in ten to fifteen months including procurement of components and the manufacturing phase. The Company believes that its manufacturing process and cycle are typical for an electronic system and component manufacturer of its size.

           During the past fiscal year essentially all of Symetrics Defense Products business segment was the manufacture and testing of electronic equipment and sub-assemblies to Government furnished specifications and drawings. These contracts generally resulted from advertised Government procurements set aside for small business concerns. The competition for this business is severe with several (typically ten to fifteen) small business concerns bidding for these fixed price contracts. Price is the principal competitive factor for these contracts, however, the business risks involved are normally well defined and quantifiable. In addition, the Government normally provides monthly progress payments, typically 90 percent of costs incurred, during these contracts. Typical electronic systems and assemblies being manufactured by the Company on these contracts are:

      1) Telemetry sets for processing down-link performance data for training flights of the Sparrow Missile for the U.S. Navy, U. S. Air Force and NATO
      (FMS) countries. Symetrics has shipped 3216 systems during the past nine years on five previous production contracts and is now completing the remaining 102 systems on a 1992 contract. In September 1995, Symetrics won a new contract for an additional 545 AN/DKT-61A Telemetry Sets. In March 1996 an option was exercised increasing the total to 755 sets. Manufacturing on this new contract will continue through 1997. Each system consists of typically seven circuit card assemblies, a power supply and high frequency transmitter mounted on an aluminum chassis and housed inside a section of the missile's shell.

      2) Improved Data Modems (IDMs) are used aboard aircraft, in ground vehicles and at fixed sites to transmit and receive digital targeting data via existing radios. The IDM is a four-channel terminal that performs message processing and distribution and communicates with the on-board electronics via a standard 1553 communications bus. This ruggedized electronic subsystem comprises three advanced surface mount technology
      (SMT) microprocessor modules, a power module and a rigid-flex back plane/connector assembly. The IDM is 7.4 inches high, 5.4 inches wide, 9 inches long and weighs less than fifteen pounds. Symetrics initial quantity of 188 IDMs has been increased to 1606 through the awarding of contract options. Qualification testing and reliability demonstration testing of the IDMs have been successfully completed. Full production is underway and through May 1996, 922 IDMs have been shipped. The completed manufacturing process for the IDM including the SMT portion of the assembly is now being performed at Symetrics facilities along with all other manufacturing operations.

      3) Printed circuit card and module assemblies for communications and information processing equipment for various agencies of the U.S. Government and for several prime contractors. Quantities of each type of assembly typically run between 100 and 1000 on each individual contract.

           Raw materials essential to the business are widely available from a variety of sources. Symetrics is not required to carry significant amounts of inventory to meet rapid delivery requirements of customers. Most of Symetrics' sales are made directly to the U. S. Government under contracts which can include standard Government clauses providing for termination for convenience of the Government or for default of the contractor. These contracts are not normally subject to renegotiation of profit.

           Symetrics could be affected by across the board cutbacks in the U.S. Government defense spending; however, the Company's principal products are for equipment already in operational use by the Government and are not as vulnerable to cutbacks as are research and development contracts for new equipment. Although the contract backlog is with several Governmental agencies and prime contractors on various programs, Symetrics has one contract, which if terminated for any reason, would have a material adverse affect on operations. This contract, for Improved Data Modems, is expected to comprise as much as 50 percent of the Company's fiscal year 1997's revenues. However, this contract, through the U.S. Government's Foreign Military Sales, is in effect a multi-national contract with half the 1,606 IDMs now under contract, being funded by foreign countries. Consequently the contract is not overly dependent on the Department of Defense's budget. Also, this IDM is being purchased to significantly improve the communications capability of aircraft, helicopters and other equipment already in operational use and consequently it is not as vulner-able to cutbacks as research and development programs

           Symetrics intends to concentrate on expanding its customer base for Defense Products through new contracts with additional U.S. Government Agencies and other prime contractors for military electronics equipment similar to those presently being manufactured.

           CONTRACT MANUFACTURING

           In January 1995, the Company acquired the assets of Southern Circuit Technologies, Inc. (SCTI), a Melbourne, Florida company engaged in contract manufacturing of commercial and industrial electronics. SCTI had good capability and recognized expertise in surface mount technology (SMT) manufacturing processes. The Company acquired the assets of SCTI to provide: 1) an in-house SMT manufacturing capability for its long-term IDM contract and; 2) an entry into the commercial contract manufacturing business. The Company has already realized a significant benefit from the acquisition in that the in-house SMT capability has markedly improved the productivity of IDM manufacturing. This has resulted in lower manufacturing costs and facilitated a 50% increase in shipping rate of the IDMs. The Company believes its new business in the commer-cial electronics contract manufacturing market will add measurable revenues in fiscal 1997.

           The SCTI acquisition has served as a base for the development of the Company's Contract Manufacturing Division. The Company's Contract Manufacturing Division (CMD) builds electronic assemblies for a wide variety of commercial and industrial customers and applications. For most of its customers, the Company purchases the bare printed circuit board and most of the electronic components. The Company performs the complete assembly operations and processes to manufacture the electronic assemblies, performs in-circuit or functional testing for some customers and conformal coating on some assemblies.

           These commercial and industrial contracts are normally quick reaction, fixed priced, short term contracts. The competition for these contracts is severe with typically three to five qualified companies bidding. However, the Company believes that most potential customers are willing to pay a modest premium, 5% to 7% for proven dependable service and high quality.

           COMPUTER TELEPHONY SYSTEMS

            In July 1993, Symetrics acquired a 25% interest in an Interactive Voice Response product line and during fiscal year 1994 increased its share to a current level of 50%. These products include: Econ-O-Voice for lowering costs of overseas telephone communications; SureCall for emergency group notification for fire, ambulance and hazardous events and general group notification; and Icon-O-Voice, an application generator system for voice and fax messaging. These products added nominally to revenues in fiscal 1995 and 1996, and the Company anticipates that they will add increased revenues in fiscal 1997.

           The Company designs produces electronic system related software that is intended to facilitate telephone communications both on a localized basis and internationally. Typical applications include:

           1) Telephone systems to rapidly call a large listing of people or numbers (mass notification) in a short period of time by phone, beeper or fax.
           2) Interactive telephone systems to facilitate community services such as paying child support or traffic tickets with automated credit card payment by phone.
           3) Systems to reduce the costs of international communications and phone debit cards.
           4) Systems for telephone or cellular telephones which operate on basis the basis of prepaid individual accounts.

           The customers for these products (mass notification and international calling) are typically willing to pay for the technical and cost saving merits of these products. Competition is typically from two or three companies that have products that perform a similar function.

           ACQUISITION OF AMERICAN DIGITAL SWITCHING

           Effective April 1, 1996, the Company acquired approximately 95% of the outstanding capital stock of American Digital Switching, Inc. ("ADS") of Melbourne, Florida. ADS is a provider of central office digital switching systems and support services to telephone companies of rural communities in the United States and Canada. ADS was formed in 1988 by 24 independent phone companies and acquired the Vidar Division of TRW Inc., thus securing a 36 year heritage in central office switching dating back to 1960 as Vidar Corp; 1970 as the Vidar Division of Continental Telephone; and 1975 as the Vidar Division of TRW, Inc. The Company intends to complete the acquisition of the remaining shares of ADS in the near future

           ADS is now completing the development of the CENTURATM 2000 central office telephone switching system. This economic next generation product offers advanced features: a capacity of 20,000 subscriber telephone lines, smaller physical size and lower power consumption. With the growth in the size of the rural telephone systems and demand for small telephone systems created by the Telecommunications Act of 1996, the Company believes that this product line is well conceived and timely. The CENTURA TM 2000 product line includes: Low Bandwidth on Demand, Advanced System Features, Distributed Architecture, Real Time Video, and a host of other features designed to meet the existing needs of customers.

           ADS currently serves over 300 sites in the U.S. and Canada, including the entire telephone system for 75 cities. The Company believes that this customer base, which includes 32 telephone companies owned by GTE and 2 by
Sprint  United,  benefits  from  ADS's  long  established  relationship  in  the industry,  more  reliable  products and  responsive  customer  service.  The new
CENTURATM 2000 telephone system is being released in segments that are compatible and interchangeable with the older design. Each of the new segments of the CENTURA TM 2000 system will immediately provide new features and additional revenue for existing customers. The CENTURA TM 2000 Enhanced Processor, the telephone systems computer manager, is already installed in 52 cities. The recently released telephone line switching matrix, also called the time slot interchanger, providing up to 20,000 telephone lines is now operational.

Future releases planned include:
  Subscriber Switch:                           Voice or computer lines, and
                                               digital services for offices
  Integrated, Interactive Voice Processing:    Voice mail, fax mail,
                                               announcements and Interactive
                                               bulletin board services
  Signaling System 7 (SS7):                    Caller ID and selective  call
                                               screening  plus  extended 800
                                               number services.

           Companies which have products competing directly with ADS's CENTURA TM 2000 switches are AT&T, Northern Telecom, and Siemens. Competition is typically from one or two of these companies which have products that perform similar functions and are targeted for use by rural telephone companies. Raw materials and electronic components for ADS's products are in most cases readily available through a multitude of electronic and technology suppliers. In certain instances, raw materials and electronic components are supplied by sole source vendors, and the impact of the loss of these materials has been investigated and solutions have been identified. The Company does not believe that the loss of any sole source vendor would have a material adverse effect on the operations of ADS.

           Under the terms of the acquisition, ADS will operate as a subsidiary of Symetrics Industries, Inc. The acquisition of ADS added approximately $1.8 million of backlog to the Company, and is expected to generate revenues in the range of $ 4 million during fiscal year 1997. This fiscal years focus is on product development, and increased marketing and sales efforts to a select portion of the approximately 1400 independent telephone companies which are not currently part of ADS's established base.

           BACKLOG

           At the end of fiscal year 1996, backlog, believed to be firm, was $12.1 million compared with $17.5 million at March 31, 1995. About 90% of this $12.1 million backlog is expected to be filled in the current fiscal year. The acquisition of ADS brings the Company's total backlog at the beginning fiscal year to approximately $14.0 million.

           RESEARCH AND DEVELOPMENT

           During the past fiscal year the Company expended $137,000 for continued development of the interactive voice response product line compared with $80,830 in fiscal 1995 and $9,304 in fiscal 1994.

           ENVIRONMENTAL CONSIDERATIONS

           The manufacturing facilities of the Company do not normally generate emissions or large amounts of waste. However, Symetrics' facilities and products, in common with those of the industry generally, are subject to numerous laws and regulations designed to protect the environment, provide standards for occupational health and safety and customer product safety. It is the Company's policy to comply with these laws and compliance in the past has not had a material adverse affect on its operations. Although Symetrics cannot predict the full effect on its business of additional regulation or standards that may be imposed in the future, the Company is not presently subject to any unusual emission controls and does not anticipate any material expenditure to comply with existing regulations.

           EMPLOYEES

           As of March 31, 1996 Symetrics had 91 employees compared to 73 employees on March 31, 1995. In addition Symetrics has engaged several consultants from time to time on an as needed basis. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.    PROPERTIES

           Symetrics' corporate office and primary engineering and manufacturing facility is a 20,500 square foot building, which it owns, on approximately 1 acre in Melbourne, Florida. Symetrics uses 78% of this facility for its own business and leases and/or offers for lease the balance of the building for terms typically of one to five years. Rental rates charged by Symetrics are consistent with rates for similar type buildings in the area. Symetrics leases a 14,500 square foot building for $6,360 per month, with 27 months remaining on the term thereof, for its interactive voice response software and commercial contract manufacturing products. ADS leases a 14,428 square foot building for approximately $7500 per month, with 59 months remaining on the lease. Symetrics considers its facilities to be suitable and adequate for the purposes for which they are used.

ITEM 3.   LEGAL PROCEEDINGS

           During the fiscal year reported, the Company was not involved in any material legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Symetrics Industries, Inc. common stock is traded in the NASDAQ (National Association of Securities Dealers Automated Quotations) National Market System under the symbol SYMT. As of May 17, 1996 there were approximately 480 holders of record of the common stock. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following information reflects the 3-for-2 stock split of the common stock of the Company effected as a stock dividend in May 1995.

                             FISCAL YEAR 1996                     FISCAL YEAR 1995
      QUARTER ENDING       BID             ASKED               BID                ASKED
                        Low - High       Low - High        Low  -  High         Low  -   High
      June 30         8 1/4 - 13       9     - 13 1/2   3 13/16 -  5  5/16   4  3/16 -  5 11/16
      September 30    7 7/8 - 10 1/2   8 1/2 - 11 1/4   4  3/16 -  5 11/16   4 11/16 -  6
      December 31     6 3/4 -  9 1/2   7 1/4 - 10 1/4   5  3/16 - 10 1/2     5 1/2   - 11  3/16
      March 31        6 1/2 -  8 1/4   7 1/4 -  8 1/4   7 3/16  - 12 13/16   7 13/16 - 13 13/16

The Company did not pay a cash dividend for fiscal year 1996 or 1995.

ITEM 6.  SELECTED FINANCIAL DATA
                                                            FISCAL YEAR ENDED
                                     ---------------------------------------------------------------
                                       MARCH 31     MARCH 31     MARCH 31     MARCH 31     MARCH 31
                                        1996         1995          1994         1993         1992
Contract revenues                    $19,692,320  $21,341,695  $ 8,602,562  $ 3,425,563  $ 5,521,494
Cost of revenue earned                15,212,737   18,111,889    7,250,114    2,868,456    4,654,850
Research and development                 137,000       70,852        9,304            0            0
General and administrative
  and other expenses                   1,557,563      916,294      675,318      633,941      618,755
                                     -----------  -----------  -----------  -----------  -----------

Income (loss) from operations          2,785,020    2,242,660      667,826      (76,834)     247,889
Other revenue, net                        19,659        7,944       15,822       21,913       32,251
Net interest income (expense)             93,430       46,276       19,219       22,700        4,202
                                     -----------  -----------  -----------  -----------  -----------

Income (loss) before income taxes    $ 2,898,109  $ 2,296,880  $   702,867  $   (32,221) $   284,342
                                     ===========  ===========  ===========  ===========  ===========

Net income (loss)                    $ 1,846,477  $ 1,469,807  $   550,159* $   (28,143) $   218,620
                                     ===========  ===========  ===========  ===========  ===========

Net income (loss) per share**       $       1.34  $      1.18  $       .46* $      (.02) $       .18
Working capital at year end            4,268,591    2,762,973    1,366,652    1,066,992    1,030,929
Total assets                           8,434,851    8,045,547    3,235,203    2,255,937    2,622,832
Long-term debt                                 0            0       18,908       55,761      100,102

Shareholders' equity                   5,894,049    4,010,634    1,948,824    1,385,887    1,413,467

        *     Includes extraordinary item of $74,514 or $.09 per share due to realization of a cumulative change in adopting Financial Accounting Standard No. 109.
        **    Earnings per share have been adjusted to reflect the 3 for 2 stock split in May 1995.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

      FISCAL 1996 COMPARED WITH 1995

      Net income increased despite a 7.7% reduction in contract revenues to $19,692,320 for fiscal 1996 as a result of the Company operating with a lower backlog, particularly on its largest contract, the Improved Data Modem (IDM). Net income of $1,846,477 for fiscal 1996 was 25.6% higher than the previous year as gross margin improved 7.6%. This improvement in gross margin is due primarily to higher productivity and lower material costs on the IDM contract. Improved productivity is primarily attributable to the Company's January 1995 acquisition of Surface Mount Technology (SMT) electronics assembly capability. With this SMT capability, the entire IDM assembly is accomplished at the Company's facilities, thereby eliminating a subcontract and improving manufacturing logistics. The reduction in material was due to the very high backlog during fiscal 1995 which permitted volume purchasing of IDM materials used in fiscal 1996.

      Research and development expense was higher by $66,148 or 93% in fiscal 1996 due to the Company's emphasis on diversification into Computer Telephony Systems (CTS). Marketing and proposal expense was higher by $461,895 or 110% due to significantly increased marketing, both in the U.S. and internationally, of the IDM, continued emphasis on CTS and marketing expense for the new commercial Contract Manufacturing Division (CMD). General and administrative expense was higher by $179,374 or 36% in fiscal 1996 due to amortization of goodwill from the January 1995 acquisition of SMT capability, accounting expense for CMD, NASDAQ National Market listing fee, investor relations activities and performance bonuses for the Company's CEO and other employees.

      Interest expense increased, particularly in the first half of the year, due to the use of the Company's line of credit to take advantage of prompt payment discounts from suppliers. Interest income increased significantly due to the $450,000 mortgage receivable, interest on Government receivables and frugal management of cash on hand. Working capital increased to $4,268,591, up from $2,762,973 the previous year due to operating profits.

      The backlog decreased to $12.1 million at March 31, 1996, from $17.5 million the prior year primarily because the Government exercised more options in fiscal year 1995 on the IDM contract than in fiscal year 1996. The Company believes that the delay on Capitol Hill in approving the 1996 DoD budget was also a factor. The Company believes this is not indicative of a reduction in the future business potential of the IDM product. The number of Company employees, particularly manufacturing personnel, generally fluctuates in relation to the backlog. However, during fiscal 1996 the number of Company employees increased from 73 to 91, primarily because of the increased business in the Contract Manufacturing Division.

      FISCAL 1995 COMPARED WITH 1994

      Contract revenues of $21,341,695 were 248% higher than fiscal 1994 since the Company was operating with a very high backlog throughout the year and its largest contract, the IDM, was in full production. Consequently net income of $1,469,807, compared with $550,159, which includes a $74,514 adjustment for the cumulative effect of a change in accounting principle the preceding year, is attributed to the substantially higher business volume. The cumulative effect adjustment of $74,514 in fiscal 1994 was due to adopting Statement of Financial Accounting Standards No. 109; Accounting For Income Taxes. The gross margin percentage for fiscal 1995 was 0.6% higher than 1994. The fiscal 1995 purchased material component of the cost of revenues earned was considerably higher in proportion to the labor and burden components compared with the prior year due to the high material content of the IDM. The marketing and proposal expenses for fiscal 1995 were 49.9% higher than the previous year due to a significant corporate emphasis on marketing the telecommunications software products. The general and administrative expenses were 25.7% higher in fiscal 1995 due

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS (CONTINUED)

primarily to an increased bonus earned by the Company's CEO and increased legal and accounting expenses for the acquisition in January 1995 of the assets of Southern Circuit Technologies Incorporated (SCTI Acquisition). Interest expenses increased due to the use of the Company's line of credit to take advantage of prompt payment discounts from suppliers. Interest income increased substantially due to interest on a large receivable. Working capital increased to $2,762,973, up from $1,366,652 the previous year, due to the higher volume of profitable business.

      The backlog decreased substantially to $17.5 million at March 31, 1995, from $28.9 million the prior year primarily because the Government exercised significantly more options in fiscal year 1994 on the IDM contract than in fiscal year 1995. The number of Company employees, particularly manufacturing personnel, generally fluctuates in relation to the backlog. However, during fiscal 1995 the number of Company employees increased from 45 to 73, primarily because of the SCTI Acquisition.

      LIQUIDITY AND CAPITAL RESOURCES

      During Fiscal year 1996 the Company operated on a positive cash flow basis. Working capital was primarily derived from the Government's 90% progress payments and additional payments equal to 10% of costs plus about 8% profit that are billable as shipments are made on the Company's largest contracts - Telemetry Sets and the IDM. Referring to the Balance Sheet, the cash was substantially higher due to profitable operations and aggressive collection efforts which resulted in lower contract receivables. The receivables decrease also resulted from reduced IDM shipments during the last quarter as the Government was implementing a design change to increase the IDM's computer memory. Costs and estimated earnings in excess of billings on uncompleted contracts decreased in 1996 compared with 1995 because of the higher shipping volume, particularly on the IDM contract. These costs and estimated earnings represent the work-in-process that is unbillable until shipments are made. On most contracts the unbillable cost is ten percent of the actual costs incurred. The Company had about 30 contract accounts in process in both of its last two fiscal years.

      In January 1995 the Company acquired the assets of Southern Circuit Technologies, Inc. (SCTI), a Melbourne, Florida company engaged in contract manufacturing of commercial and industrial electronics. SCTI had good capability and recognized expertise in SMT manufacturing processes. The Company acquired SCTI to provide: 1) an in-house SMT manufacturing capability for its long-term IDM contact and; 2) an entry into the commercial contract manufacturing business. The purchase price of $580,206, including $431,916 goodwill, was paid with $135,000 cash and the balance in Symetrics common stock. The Company has already realized a significant benefit from the acquisition in that the in-house SMT capability has markedly improved the productivity of IDM manufacturing. This has resulted in lower manufacturing costs and facilitated a much higher shipping rate of the IDMs. The Company believes the goodwill, amortized to $377,927 at March 31, 1996, will be readily recovered by the cost savings on the IDM program. The Company's new Contract Manufacturing Division generated $2.1 million in revenues in fiscal 1996.

      In April 1996, the Company acquired about 95% of the outstanding stock of American Digital Switching, Inc. (ADS) of Melbourne, Florida. The purchase price was paid by the delivery of 207,399 shares of Symetrics common stock. The Company anticipates that approximately 11,000 shares of its stock will be used to purchase the remaining 5% of the ADS stock. ADS provides complete telephone systems and related services to the telephone companies of smaller cities in the United States and Canada. ADS has averaged about $5 million in revenues the last two years. As the development and field testing of ADS' new Centura(TM) central office telephone systems are completed over the next ten months, the Company anticipates that ADS will make a measurable and growing contribution to

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

consolidated revenues and profits. The Company anticipates that approximately $1.1 million in additional operating capital will be required by ADS to complete development of the Centura(TM) telephone system. The Company believes its present cash position and cash generated by operations will be sufficient for this purpose.

      Referring again to the Balance Sheet, capital expenditures in fiscal 1996 of $834,022 were used for SMT manufacturing equipment ($700,795), transportation vehicles ($51,299), office computers and related equipment ($16,626), building and leasehold improvements ($15,302) and 2.2 acres of land ($50,000). Capital expenditures in fiscal 1995 of $273,437 were used for SMT manufacturing equipment ($189,000), test and manufacturing equipment ($60,117), computer equipment ($18,220) and building improvements ($6,100). Commitments for capital expenditures for fiscal 1997 are expected to be about $530,000 for additional manufacturing equipment for the commercial contract manufacturing business and special purpose software and equipment for ADS. Large capital purchases are normally financed from three to five years with the purchased items being used as collateral. However, in fiscal 1996, the capital purchases were paid by cash.

      In fiscal 1994 the Company invested $50,000 to acquire 50% interest in an Interactive Voice Response product line. These products nominally contributed to revenues in fiscal 1996 and are expected to generate increased revenues in fiscal 1997.

      The balance sheet deferred income tax assets reflects the adoption in fiscal 1994 of Statement of Financial Accounting Standards No. 109 which resulted from the customary difference in timing of income and expense for accounting and income tax purposes. The $97,149 balance of the cash surrender value of the officers life insurance policy was liquidated in fiscal 1996 to help finance the acquisition of fixed assets. The decrease in deposits reflects capitalization of the initial payment toward an item of production equipment ($18,900) placed into service during fiscal 1996. Goodwill was reduced by $43,191 reflecting one full year of amortization expense resulting from the SCTI Acquisition.

      Accounts payable were substantially lower in fiscal 1996 as compared with 1995, due to the lower business volume in the last quarter of fiscal 1996 as compared to 1995. The reduction in billings in excess of costs and estimated earnings reflect equipment shipments that liquidated advanced billing. Accrued liabilities increased by $32,407 primarily reflecting estimated expenses relating to the fiscal 1996 performance bonus for the CEO. The $452,239 income tax liability for fiscal 1996 reflects taxes due of $1,051,632 for the profitable year, less the payments during the year. The increase in the common stock and additional paid-in capital resulted from employees exercising options to purchase 14,250 shares of common stock for a total exercise price of $36,938. The common stock and additional paid-in capital account had offsetting adjustments of $114,576 to reflect the 3 for 2 stock split in May 1995.

      As of March 31, 1996, $1,499,000 was available to the Company on its unsecured $1,500,000 line-of-credit, renewable in July 1998, bearing interest at the lending bank's prime rate less .25% or the 30 day LIBOR base rate plus 1.5 basis points (8.0% at March 31, 1996 and 9.0% at March 31, 1995) and payable monthly. At March 31, 1996 the Company had a loan commitment of $500,000 for financing production equipment over five years. In fiscal 1996 the Company initially borrowed $250,000 for financing SMT production equipment, but this debt was subsequently retired due to the Company's strong cash flow.

      Referring to the Statement of Cash Flows, during fiscal year 1996 net cash provided by operating activities was $2,059,882. Discussions of the material changes in net income, income taxes, other receivables, costs and estimated

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

earnings in excess of billings, billings in excess of costs and estimated earnings, accounts payable and accrued liabilities are presented above. Likewise, the significant items of the cash flows from investing activities, i.e. capital expenditures, mortgage receivable and proceeds from surrender of life insurance policy, have been also been discussed. Material items of cash flows from financing activities include the complete repayment of long-term debt which at March 31, 1996 had a balance of $18,908 for the mortgage on the Company's building and property. The final payment on the mortgage payable was made in March 1996. During fiscal year 1996 proceeds from the exercise of 14,250 stock options by employees totaled $36,938.

      For financial management the Company uses a number of measures of liquidity and profitability. The following figures represent year end values for the last three fiscal years:

                                                    1996          1995       1994
                                                    ----          ----       ----
Working capital                                  $4,268,591  $2,762,973  $1,366,652
Current ratio                                          3.07        1.77        2.55
Leverage ratios       - Current debt to net worth       .35         .90         .45
                      - Total debt to net worth         .43        1.01         .66
Profitability ratios  - Return on sales, net           9.38%       6.89%       5.53%
                      - Return on net wort            31.33%      36.65%      24.41%
                      - Gross profit                  22.75%      15.13%      15.72%

      These measurement factors for the past three years, particularly working capital and profitability ratios, indicate positive trends toward improved liquidity and strengthened financial posture. The current and leverage ratios are also good considering the significant increase in business volume since fiscal 1994. The anticipated continued profitability for fiscal 1997 is expected to result in further improvement of the Company's financial condition.

      For the past three years the Company has operated on an even or positive cash flow basis. This is because the Company receives typically 90% progress payments on its actual costs incurred on most of its contracts. The remaining 10% of the costs, plus profits, are paid as shipments are made. Considering that 2 to 3% of the allowable costs for progress billings are non-cash expenses and the US. Government typically pays progress payments in two weeks, Symetrics usually collects its receivables in time to make prompt payments on its trade accounts. Consequently the Company, by frugal cash management, expects to continue to minimize the need for significant amounts of capital, other than that generated by its own operations.

      The United States Government spending for defense related products appears to have stabilized. Although each solicitation is very competitive, the Company believes that sufficient new business opportunities exist and that it has the capability and technical expertise to win its share of the awards. During fiscal 1996, the Company was awarded $7.4 million on its IDM contract, bringing the total contract value to $47.6 million for 1,491 IDMs since the start of Symetrics' contract in March 1993. Although there can be no assurance with respect to future orders, the Company's IDM contract has option provisions whereby the Government may order additional equipment through September 1997. The Company believes the IDM program will be a significant part of its business for several years.

      The Company believes that its backlog of $12.1 million at March 31, 1996, although down from the backlog of $17.5 million last year, is still a solid base for strong financial results in fiscal 1997. With the ADS acquisition in April 1996, the Company begins fiscal 1997 with a backlog of almost $14 million. In the last three fiscal years, the Company has diversified into three commercial/industrial markets, including the ADS market. Although there can be no assurance, the Company believes that its diversification efforts will contribute 35 to 40 percent of total revenues in fiscal 1997, with the potential for additional growth in subsequent years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Index to Financial Statements

                                                                                    Page
                                                                                    ----
Independent Auditor's Report                                                          13

Financial Statements:

     Balance Sheet, March 31, 1996 and 1995                                         14,15

     Statement of Operations, Years Ended March 31, 1996, 1995, and 1994               16

     Statement of Stockholders' Equity, Years Ended March 31, 1996, 1995 and 1994      17

     Statement of Cash Flows, Years Ended March 31, 1996, 1995 and 1994             18,19

     Notes to Financial Statements                                                  20-28



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Board of Directors
Symetrics Industries, Inc.

      We have audited the accompanying balance sheet of Symetrics Industries, Inc. as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symetrics Industries, Inc. at March 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

      As discussed in Notes 1, 14 and 19, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" during the year ended March 31, 1994.


                                               /S/Pricher and Company
                                               --------------------------
                                               Pricher and Company


Orlando, Florida
May 1, 1996

                            SYMETRICS INDUSTRIES, INC

                                  BALANCE SHEET

                             March 31, 1996 and 1995


                                                            1996         1995
                                                        ----------   ----------
      ASSETS


Current assets:
      Cash and cash equivalents (Note 3)                $1,482,082   $  154,334
      Contract receivables (Note 3)                      1,274,966    2,000,643
      Other receivables                                     64,566       53,062
      Costs and estimated earnings in excess
        of billings on uncompleted contracts (Note 6)    2,931,069    3,575,501
      Inventory                                             75,136       83,336
      Prepaid expenses                                      17,577       20,500
      Mortgage receivable (Note 5)                         450,000      450,000
      Deferred income taxes (Note 14)                       34,558       27,811
                                                        ----------   ----------
           Total current assets                          6,329,954    6,365,187
                                                        ----------   ----------


Property, plant and equipment (Notes 7 and 10)           2,707,594    1,873,572
      Less accumulated depreciation                      1,140,981      904,959
                                                        ----------   ----------
                                                         1,566,613      968,613
                                                        ----------   ----------

Deferred income taxes (Note 14)                             84,228      116,711
                                                        ----------   ----------


Other assets:
      Cash surrender value, officer's life insurance                     97,149
      Investment in product line (Note 8)                   50,000       50,000
      Deposits                                              10,390       26,769
      Goodwill, less accumulated amortization:
       1996, $53,989; 1995, $10,798 (Note 4)               377,927      421,118
      Deferred acquisition costs (Note 20)                  15,739
                                                        ----------   ----------
                                                           454,056      595,036
                                                        ----------   ----------


                                                        $8,434,851   $8,045,547
                                                        ==========   ==========

                 See accompanying notes to financial statements

                           SYMETRICS INDUSTRIES, INC.

                                  BALANCE SHEET

                             March 31, 1996 and 1995

                                                                1996         1995
                                                            ----------   ----------

      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
      Notes payable (Note 9)                                 $    1,000   $    1,000
      Current maturities of long-term debt (Note 10)                          18,908
      Accounts payable                                        1,252,419    2,387,115
      Billings in excess of costs and estimated
        earnings on uncompleted contracts (Note 6)                7,869      166,972
      Accrued liabilities (Note 15)                             347,836      315,429
      Income taxes payable (Note 14)                            452,239      712,790
                                                             ----------   ----------
           Total current liabilities                          2,061,363    3,602,214
                                                             ----------   ----------



Deferred compensation liability (Note 15)                       479,439      432,699
                                                             ----------   ----------



Stockholders' equity:
      Common stock, par value $.25 per share;
        authorized 2,000,000 shares, issued 1,387,898
         and 1,377,984 shares (Notes 4, 12, 16, 18 and 20)      346,975      229,664
      Additional paid-in capital                              1,090,638    1,171,011
      Retained earnings                                       4,456,436    2,609,959
                                                             ----------   ----------

           Total stockholders' equity                         5,894,049    4,010,634
                                                             ----------   ----------



Commitments and contingencies
  (Notes 8, 11, 13, 15, 17 and 19)


                                                             $8,434,851   $8,045,547
                                                             ==========   ==========

                 See accompanying notes to financial statements

                           SYMETRICS INDUSTRIES, INC

                             STATEMENT OF OPERATIONS

                    Years Ended March 31, 1996, 1995 and 1994

                                                      1996            1995           1994
                                                  ------------    ------------    ------------
Contract revenues (Note 3)                        $ 19,692,320    $ 21,341,695    $  8,602,562
                                                  ------------    ------------    ------------

Cost and expenses:
      Cost of revenues earned                       15,212,737      18,111,889       7,250,114
      Research and development                         137,000          70,852           9,304
      Marketing and proposals                          880,150         418,255         278,956
      General and administrative                       677,413         498,039         396,362
                                                  ------------    ------------    ------------
                                                    16,907,300      19,099,035       7,934,736
                                                  ------------    ------------    ------------

           Income from operations                    2,785,020       2,242,660         667,826
                                                  ------------    ------------    ------------
Other income (expense):
      Rental income, net of related expenses
       (Note 13):
           1996, $15,888; 1995, $15,888;
           1994, $15,888                                20,712          16,092          20,712
      Interest income                                  120,017          59,347          27,068
      Loss on sale of marketable securities                             (8,225)
      Miscellaneous income (expense)                    (1,053)             77          (4,890)
      Interest expense                                 (26,587)        (13,071)         (7,849)
                                                  ------------    ------------    ------------
                                                       113,089          54,220          35,041
                                                  ------------    ------------    ------------

           Income before income taxes and
            cumulative effect adjustment             2,898,109       2,296,880         702,867

Income taxes (Note 14)                               1,051,632         827,073         227,222
                                                  ------------    ------------    ------------
      Income before cumulative effect of
        change in accounting principle               1,846,477       1,469,807         475,645

      Cumulative effect of change in accounting
        principle (Note 14)                                                             74,514
                                                  ------------    ------------    ------------

           Net income                             $  1,846,477    $  1,469,807    $    550,159
                                                  ============    ============    ============
Earnings per common share:

      Weighted average shares outstanding            1,382,697       1,250,609       1,192,326
                                                  ============    ============    ============

      Income before cumulative effect of
        change in accounting principle            $       1.34    $       1.18    $       0.40

      Cumulative effect of change in accounting
        principle                                         0.00            0.00            0.06
                                                  ------------    ------------    ------------

      Net income                                  $       1.34    $       1.18    $       0.46
                                                  ============    ============    ============

                 See accompanying notes to financial statements

                           SYMETRICS INDUSTRIES, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    Years Ended March 31, 1996, 1995 and 1994

                                    Common Stock
                              --------------------------
                                                           Additional                                       Total
                               Number of       Par          Paid-In         Retained       Treasury     Stockholders'
                               Shares         Value         Capital         Earnings         Stock         Equity
                              ----------  --------------  -------------  --------------- -------------- --------------
Balance,
  March 31, 1993                828,368   $     207,092   $    671,512   $     589,993   $     (82,710) $   1,385,887

Stock options exercised
  during the year ended
  March 31, 1994                 12,000           3,000         10,875                                         13,875

Repurchase odd lots of stock
  (703 shares)                                                                                  (1,097)        (1,097)

Retire treasury stock
  (Note 18)                     (37,463)         (9,366)       (74,441)                         83,807

Net income for the year
  ended March 31, 1994                                                         550,159                        550,159
                              ----------     -----------     ----------     -----------     -----------    -----------

Balance,  March 31, 1994        802,905         200,726        607,946       1,140,152                      1,948,824

Stock options exercised
  during the year ended
  March 31, 1995                 86,071          21,518        125,279                                        146,797

Shares issued in connection
  with purchase of assets of
  SCTI (Note 4)                  29,680           7,420        437,786                                        445,206

Net income for the year
  ended March 31, 1995                                                       1,469,807                      1,469,807
                              ----------     -----------     ----------     -----------     -----------    -----------

Balance,  March 31, 1995        918,656         229,664      1,171,011       2,609,959                      4,010,634

Adjustments to number of
  shares issued in connection
  with purchase of assets of
  SCTI (Note 4)                  (3,313)           (828)           828

Stock options exercised
  during the year ended
  March 31, 1996                 14,250           3,563         33,375                                         36,938

Three for two stock split
  during the year ended
  March 31, 1996 (Note 12)      458,305         114,576       (114,576)

Net income for the year
  ended March 31, 1996                                                       1,846,477                      1,846,477
                              ----------     -----------     ----------     -----------     -----------    -----------


Balance,  March 31, 1996      1,387,898   $     346,975   $  1,090,638   $   4,456,436   $              $   5,894,049
                              ==========     ===========     ==========     ===========     ===========    ===========

                 See accompanying notes to financial statements
                                       17


PAGE>

                           SYMETRICS INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                    Years Ended March 31, 1996, 1995 and 1994



                                                            1996          1995            1994
                                                        -----------    -----------    -----------
Cash flows from operating activities:
     Reconciliation of net income
       to net cash provided by operating activities
         Net income                                    $ 1,846,477    $ 1,469,807    $   550,159
         Items not requiring cash:
            Loss on sale of equipment                        1,110                         5,713
            Loss on sale of marketable securities                           8,225
            Depreciation and amortization                  279,672        162,664        123,987
            Deferred compensation                           46,740         45,300         45,386
            Cash surrender value, officer's
             life insurance                                 (4,017)        (7,647)        (9,709)
            Deferred income taxes                           25,736        (13,257)      (102,866)

        Changes in assets and liabilities net
         of effects from purchase of SCTI:
           Contract receivables                            725,677     (1,365,866)       (98,101)
           Other receivables                               (11,504)       (44,346)         4,512
           Costs and estimated earnings in excess
            of billings on uncompleted contracts           644,432     (2,160,915)      (688,503)
           Inventory                                         8,200         25,253          4,065
           Prepaid expenses                                  2,923        (11,351)         1,666
           Income taxes receivable                                                         4,243
           Accounts payable                             (1,134,696)     1,631,193        247,552
           Billings in excess of costs and estimated
            earnings on uncompleted contracts             (159,103)       166,309            663
           Accrued liabilities                              32,407         73,914         81,370
           Income taxes payable                           (260,551)       631,759         81,031
        Decrease in deposits                                16,379         19,080
                                                       -----------    -----------    -----------

           Net cash provided by operating
            activities                                   2,059,882        630,122        251,168
                                                       -----------    -----------    -----------

                                  (Continued)
                 See accompanying notes to financial statements

                            SYMETRICS INDUSTRIES, INC

                             STATEMENT OF CASH FLOWS
                                   (Continued)

                    Years Ended March 31, 1996, 1995 and 1994

                                                        1996          1995           1994
                                                   -----------    -----------    -----------
Cash flows from investing activities:
     Purchase of marketable securities                                (11,313)       (10,799)
     Proceeds from sale of marketable securities                      168,264
     Investment in product line                                                      (50,000)
     Capital expenditures                             (836,640)      (273,437)      (265,265)
     Proceeds from sale of equipment                     1,050            587          3,500
     Payment for purchase of SCTI,
       net of cash acquired                                          (126,359)
     Investment in mortgage receivable                               (450,000)
     Proceeds from surrender of life insurance
       policy                                          101,166         91,296
     Payment of deferred acquisition costs             (15,739)
                                                   -----------    -----------    -----------

        Net cash used in investing activities         (750,163)      (600,962)      (322,564)
                                                   -----------    -----------    -----------

Cash flows from financing activities:
     Reduction of long-term debt                       (18,908)      (174,898)       (39,673)
     Proceeds from stock options                        36,938        146,797         13,875
     Repurchase odd lots of stock                                                     (1,097)
                                                   -----------    -----------    -----------

        Net cash provided by (used in) financing
          activities                                    18,030        (28,101)       (26,895)
                                                   -----------    -----------    -----------

        Net increase (decrease) in cash and
          cash equivalents                           1,327,749          1,059        (98,291)

        Cash and cash equivalents at beginning
          of year                                      154,334        153,275        251,566
                                                   -----------    -----------    -----------

        Cash and cash equivalents at end of year   $ 1,482,083    $   154,334    $   153,275
                                                   ===========    ===========    ===========



Supplemental cash flow information:

     Amounts paid during the year for:

        Interest                                   $    31,531    $    14,583    $    10,255
                                                   ===========    ===========    ===========

        Income taxes                               $   573,659    $   208,571    $   174,000
                                                   ===========    ===========    ===========

Noncash financing activities:
     Issuance of shares in connection with three
       for two stock split                         $   114,576              $              $
                                                   ===========    ===========    ===========

                 See accompanying notes to financial statements

                           SYMETRICS INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents and include banker's acceptances of approximately $1,000,000 at March 31, 1996 which matured on April 8, 1996.

      REVENUE AND COST RECOGNITION - Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimate total cost for each contract.

      Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period such losses are determined. Estimates of total contract costs are reviewed periodically during each year and the cumulative effects of changes in total estimated contract costs are recognized in the period determined. Revenues recognized in excess of amounts billed are classified under current assets as "costs and estimated earnings in excess of billings on uncompleted contracts". Amounts billed in excess of revenues recognized to date are classified under current liabilities as "billings in excess of costs and estimated earnings on uncompleted contracts".

      CONTRACT RECEIVABLES - Contract receivables are due from the U.S. Government and commercial customers and are considered current and fully collectible at March 31, 1996 and 1995. Contract receivables include only those amounts which are currently due and payable and do not include retainages or recognized but unbilled revenues.

      Billings are determined based on the terms of the individual contracts which generally provide for progress payment billings based on ninety percent of contract costs incurred. As of March 31, 1996 and 1995, there were no significant amounts included in contract receivables related to claims or other similar items subject to uncertainty concerning their determination or ultimate realization.

      INVENTORY  -  Inventory,   consisting   principally  of  spare  electronic
components, is valued at lower of cost or market. Cost is determined generally on a first-in, first-out basis.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property which ranges from five to twenty-five years. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income when incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

      INCOME TAXES - On April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires that deferred taxes be established for all temporary differences between the book and tax bases of assets and liabilities. In addition, deferred tax balances must be adjusted to reflect tax rates that will be in effect in the years in which the temporary differences are expected to reverse. Accordingly, deferred tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The primary temporary differences between financial and income tax reporting relate to depreciation methods and deferred compensation expense.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

                           SYMETRICS INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      CHANGES IN ACCOUNTING PRINCIPLES - In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The Company's required adoption date is April 1, 1996. SFAS 121 standardizes the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The Company anticipates the adoption of SFAS 121 will not have a material impact on its results of operations or financial position. However, the provisions of SFAS 121 may require certain charges historically recorded by the Company in other income (deductions) - net to be included in operating income.

      RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION - Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

2     BUSINESS SEGMENTS

      The Company operates principally in three industries, A, B and C. Operations in Industry A involve the manufacture and sale of electronic components to the United States Government primarily for defense-related applications. Operations in Industry B involve the manufacture and sale of electronic components to commercial and industrial customers. Operations in Industry C involve the development and sale of software products to commercial customers. All three activities are generally performed under fixed-price contracts. Total revenue by industry includes sales only to unaffiliated customers.

      Operating profits is total revenue less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, interest expense, rental income, interest income, income taxes and cumulative effect of change in accounting principle.

      Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, a mortgage receivable, and a portion of property, plant and equipment.

      The following summarizes certain financial information for the years ended March 31, 1996, 1995 and 1994 classified as described above:

                                               1996          1995           1994
                                            -----------  ------------   ------------
           Sales to Unaffiliated Customers
           -------------------------------
             Segment A                      $17,059,626  $ 20,764,331   $  8,595,370
             Segment B                        2,103,103       229,932              0
             Segment C                          529,591       347,432          7,192
                                            -----------  ------------   ------------
                                            $19,692,320  $ 21,341,695   $  8,602,562
                                            ===========  ============   ============
           Operating profit
           ----------------
             Segment A                      $ 3,275,777  $  2,583,542   $    829,994
             Segment B                           31,871       (19,074)             0
             Segment C                         (363,939)     (235,571)      (114,227)
                                            -----------  ------------   ------------
                                              2,943,709     2,328,897        715,767
             Corporate expenses                 158,689        86,237         47,940
                                            -----------  ------------   ------------
                                              2,785,020     2,242,660        667,826
             Unallocated components of
               other income and expense         113,089        54,220         35,041
                                            -----------  ------------   ------------
             Net income before income taxes $ 2,898,109  $  2,296,880   $    702,867
                                            ===========  ============   =============

                                       21

                          SYMETRICS INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

2     BUSINESS SEGMENTS (CONTINUED)
                                       1996            1995          1994
                                    -----------   -----------  -----------
          Identifiable assets
          -------------------

             Segment A              $ 3,431,370   $ 5,607,380  $ 2,435,185
             Segment B                2,317,208     1,249,656       50,000
             Segment C                  411,449       228,963        2,157
             Corporate assets         2,274,824       959,548      747,861
                                      ---------       -------      -------

                                    $ 8,434,851   $ 8,045,547  $ 3,235,203
                                    ===========   ===========  ===========

      The  following   summarizes  the  depreciation  and  amortization  of  and
additions to property, plant and equipment for the three years ended March 31, 1996, 1995 and 1994.


                           Depreciation                 Additions
                   -------------------------   --------------------------
                    1996     1995       1994    1996      1995      1994
                   -----     ----      -----    ----      ----      ----
Segment A        $140,949  $126,673 $115,951  $126,255   $65,696 $261,259
Segment B          76,244    14,778        0   626,875   387,068        0
Segment C          11,234     2,342        0    32,320    18,220        0
Corporate           8,054     8,072    8,036    51,190     1,525    4,006
                    -----     -----    -----    ------     -----    -----

                 $236,481  $151,865 $123,987  $836,640  $472,713 $265,265
                 ========  ======== ========  ========  ======== ========


3     CONCENTRATIONS OF CREDIT RISK

      The Company has on deposit with one commercial bank, amounts in excess of federal depository insurance coverage of approximately $381,423.

      At March 31, 1996 and 1995, accounts receivable due from the U.S. Government comprised 29% and 81%, respectively of the total amounts due to the Company.

      For the years ended March 31, 1996, 1995 and 1994, respectively, approximately 87%, 97% and 100% of Company's revenues were derived from contracts with the U.S. Government.

4     ACQUISITION OF SOUTHERNCIRCUIT TECHNOLOGIES, INC.

      On January 5, 1995, the Company purchased substantially all of the assets of SouthernCircuit Technologies, Inc. ("SCTI") in exchange for $135,000 cash and 26,367 shares of common stock of the Company valued at $445,206. SCTI was a contract electronics manufacturing firm specializing in surface mount technology that allows circuit components to be mounted on a circuit board in a dense and efficient manner. The purchase method was used to account for the acquisition. At March 31, 1995 it was estimated and reported that 29,680 shares of common stock of the Company were issued in connection with this acquisition. During the year ended March 31, 1996, it was determined that 26,367 shares were actually issued. The decrease of 3,313 shares has been shown in the current period.

      The accompanying balance sheet includes the assets and liabilities of SCTI at March 31, 1995 and the statement of income includes the results of operations of SCTI for the period from January 5, 1995 to March 31, 1995. The excess of the purchase price over the fair market value of the assets acquired is being amortized over ten years.

                           SYMETRICS INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

4     ACQUISITION OF SOUTHERNCIRCUIT TECHNOLOGIES, INC. (CONTINUED)

      The pro forma results of operations which follow assume that the acquisition had occurred at the beginning of each period presented:
                                               Year Ended March 31,
                                             -----------------------
                                             1996               1995
                                           --------           --------

           Contract revenues             $22,080,927        $ 8,958,896
                                         ===========        ===========

           Net income                    $ 1,594,894        $   577,128
                                         ===========        ===========

          Net income per share          $      1.24        $      0.47
                                         ===========        ===========

5     MORTGAGE RECEIVABLE

      In 1994, the Company made a loan of $450,000 to an unrelated company. Interest was received through November 1995 in scheduled quarterly installments at 14% with the entire principal balance due in February 1996. At March 31, 1996 the loan was in default with an unpaid balance of $471,352, including accrued interest. The loan is collateralized by a first mortgage on real property having an assessed value in excess of $800,000. The Company filed for foreclosure on April 30, 1996 and expects to receive a partial payment of $233,093 in June 1996. Management expects to recover its entire investment plus accrued interest on this loan by July 1996.


6     CONTRACTS IN PROCESS

      Comparative information with respect to contracts in process at March 31, 1996 and 1995 is as follows:

                                                           1996        1995
                                                      ------------ ------------
           Costs incurred on uncompleted contracts    $ 39,505,908 $ 25,168,632
           Estimated earnings                            8,136,268    4,074,459
                                                      ------------ ------------
                                                        47,642,176   29,243,091
           Less billings to date                        44,718,976   25,834,562
                                                      ------------ ------------
                                                      $  2,923,200 $  3,408,529
                                                      ============ ============
      Included in the accompanying balance sheet under the following captions:

                                                           1996        1995
                                                      ------------ ------------
           Costs and estimated earnings in excess of
            billings on uncompleted contracts         $ 2,931,069  $  3,575,501
           Billings in excess of costs and estimated
             earnings on uncompleted contracts              7,869       166,972
                                                      -----------  ------------
                                                      $ 2,923,200  $  3,408,529
                                                      ===========  ============

      Costs incurred on uncompleted contracts do not exceed the aggregate estimated cost of all in-process and delivered units on the basis of the estimated average cost of all units expected to be produced under contracts not yet complete. All costs incurred on uncompleted contracts are expected to be absorbed in cost of revenues earned based on existing firm orders at March 31, 1996 and 1995. As of March 31, 1996 and 1995, there were no significant amounts included in uncompleted contracts related to claims or other similar items subject to uncertainty concerning their determination or ultimate realization.

                           SYMETRICS INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

7     PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at March 31, 1996 and 1995 include the following:
                                                 1996          1995
                                            ----------    ----------

           Land                             $   97,250    $   47,250
           Buildings and improvements          511,034       495,732
           Machinery and equipment           1,820,768     1,119,973
           Office furniture and equipment      164,260       147,634
           Transportation equipment            114,282        62,983
                                               -------      --------
                                            $2,707,594    $1,873,572
                                             =========    ===========

      Depreciation expense for the years ended March 31, 1996, 1995 and 1994 was $236,481 and $151,866 and $123,987, respectively.

8     INVESTMENT IN PRODUCT LINE

      On June 29, 1993, the Company entered into an agreement with another entity which would provide the Company with Interactive Voice Response products. The Company has agreed to provide the working capital for marketing, advertising and development for the product line. The Company initially purchased a 25% ownership in the product line and subsequently increased this ownership to 50% for a total cost of $50,000 plus stock options for 10,000 shares of the Company's common stock issued to key employees associated with the product line. These options were issued under the fiscal 1994 stock option plan and 50% will not be exercisable until certain gross profit levels are met. Since the Company is paying the marketing and development expenses, profit sharing will be 50% after recoupment of these expenses plus the cost of goods sold.

9     NOTES PAYABLE

      The Company has an unsecured $2,000,000 line-of-credit which bears interest at the lending bank's prime rate less .25% (prime was 8.25% at March 31, 1996 and 9% at March 31, 1995) or at the option of the Company the thirty day London Interbank Offering Rate ("LIBOR") base rate plus 1.5 basis points payable monthly. Under the line-of-credit, $1,500,000 may be used for general short-term working capital requirements and $500,000 is available for equipment purchases. This line of credit expires July 31, 1998. The line-of-credit agreement contains financial covenants which require the Company to maintain a debt to net worth ratio of no greater than 2.0 to 1 and a current ratio of no less than 1.5 to 1. At March 31, 1996 and 1995, $1,000 was outstanding on this line.

10    LONG-TERM DEBT

      Long-term debt at March 31, 1995 consisted of a mortgage note payable with a balance of $18,908 due in monthly installments of $1,784 including interest at 7.5%. This mortgage payable was collateralized by land and building with an original cost of $235,000. Final payment was made during March 1996.

11    STOCK OPTIONS

      Under the Company's 1983 Incentive Stock Option Plan, 117,975 shares of common stock (adjusted for the effect of 1985, 1986 and 1995 stock dividends) were reserved for issuance upon exercise of options granted to officers and key employees. Of the total shares issued under this plan, 114,975 have been exercised or have lapsed and options for 3,000 shares are exercisable at March 31, 1996.

      During 1994, the Company adopted another Stock Option Plan which reserves 120,000 shares of common stock (adjusted for the effect of 1995 stock dividend) for issuance upon exercise of options granted to key employees, officers,

                           SYMETRICS INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
11    STOCK OPTIONS (CONTINUED)

directors and consultants. At March 31, 1996, the Board of Directors has reserved an additional 120,000 shares of common stock for issuance under the plan pending approval by the shareholders, of which 16,125 were granted at March 31, 1996. The option price shall not be less than one hundred percent of the fair market value of the stock on the date of the grant. All options granted expire ten years after the date of grant.

      Transactions and other information relating to the plans for the years ended March 31, 1996 and 1995 are as follows:
                                                 Number of   Option Price
                                                   Shares      Per Share
                                                   ------      ---------
       Options outstanding at beginning of year:
        1996                                       64,500
        1995                                      114,631   $1.0625 to $ 6.25
       Options granted during:
        1996                                       33,000
        1995                                       24,000   $11.375 to $14.50
       Options exercised during:
        1996                                       14,250
        1995                                       70,756   $1.0625 to $ 6.25
       Options lapsing during:
        1996                                         -0-
        1995                                        3,375   $1.875
       Options outstanding at end of year:
        1996                                       83,250
        1995                                       64,500   $1.875 to  $14.50

      Options exercisable at March 31, 1996 and 1995 totaled 35,250 and 1,500, respectively.

      On February 6, 1990, the board of directors granted to the Company's president a non-qualified stock option for 39,400 shares of common stock, which was exercised during 1995 at a price of $1.22 per share.

12    STOCK SPLIT

      The Company declared a three for two stock split effective May 1, 1995 with a payment date of May 15, 1995.

13    LEASES

      The Company currently leases a portion of its building space to a tenant on a month-to-month basis. During 1996, this space was rented for $2,600 per month plus sales tax and utilities.

      During 1994, the Company entered into a long-term operating lease agreement for the premises which house its contract manufacturing division. Rent expense for this lease during the year ended March 31, 1996 was $74,160. The term of the lease is April 1, 1995 to August 31, 1998.

      Annual lease payments are as follows:
           Year Ending
             March 31,
             ---------
             1997            $72,000
             1998            $72,000
             1999            $30,000

14    INCOME TAXES

      Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, ("SFAS No. 109") "Accounting for Income Taxes". The cumulative effect of the change in accounting principle is included in determining net income for 1994. Financial statements for prior years have not been restated.
                                       25

                           SYMETRICS INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

14    INCOME TAXES (CONTINUED)

      The components of income taxes (benefit) are as follows:
                                                1996        1995         1994
                                                ----        ----         ----
       Current:
       Federal                            $   776,068   $  235,106  $  938,523
       State                                   64,262       20,468      87,375
                                          -----------   ----------  ----------
                                            1,025,898      840,330     255,574
                                          -----------   ----------  ----------
      Deferred:
       Federal                                 23,760      (12,239)    (26,175)
       State                                    1,974       (1,018)     (2,177)
                                          -----------   ----------  ----------
                                               25,734      (13,257)    (28,352)
                                          -----------   ----------  ----------

                                          $ 1,051,632   $  827,073  $  227,222
                                          ===========   ==========  ==========
      The tax effects of temporary differences that result in deferred tax assets and deferred tax liabilities at March 31, 1996 and 1995 are as follows:
                                                        1996            1995
                                                     -----------  ---------
      Deferred tax assets:
         Deferred compensation due to accrual
            for financial reporting purposes.        $  171,711  $ 154,971

         Compensated absences, due to accrual
            for financial reporting purposes             34,558     27,811
                                                         ------    -------
             Total deferred tax assets                  206,269    182,782

              Less valuation allowance
                                                        -------    -------
               Total deferred tax assets                206,269    182,782
      Deferred tax liabilities:
         Property, plant and equipment, due
           to differences in depreciation                87,483     38,260
                                                         ------    -------
              Net deferred tax assets                $  118,786  $ 144,522
                                                        =======    =======

      Since it is more likely than not that the deferred tax assets will be realized in future reversals of existing temporary differences, future taxable income and tax planning strategies, the Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as required by SFAS No. 109.

      Prior year financial statements were not restated to reflect the new accounting standard. The principal components of deferred taxes in prior years are as follows:
                                                     1993
                                                  ----------
      Excess of tax depreciation over financial
         depreciation                             $ (  1,566)
      Deferred compensation not currently
         deductible for income tax purposes         (  6,642)
      Utilization of net operating loss
        carryforwards and carryback                      543
      Accrued vacation cost not currently
        deductible for income tax purposes             2,709
      Other                                        (     284)
                                                   ---------
                                                 $ (   5,240)
                                                   =========
                                       26

                           SYMETRICS INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

14    INCOME TAXES (CONTINUED)
      The effective tax rate varied from the statutory federal income tax rate as follows:
                                                       1996     1995      1994
                                                       ----     ----      ----
          Statutory federal income tax rate            34.0%    34.0%     34.0%
          Increase (decrease):
           State income taxes, net of federal benefit   2.0      1.9       1.9
           Non-taxable income                                            ( 0.4)
           Non-deductible expenses                      0.2
           Tax credits                                                   ( 2.2)
           Other                                        0.1      0.1     ( 1.0)
                                                      -----     ----    -------
           Effective income tax rate                   36.3%    36.0%     32.3%
                                                      =====    =====    ======
15    COMMITMENTS

      On November 1, 1983, the Company entered into a deferred compensation and salary continuation agreement with its president. The agreement provides that the officer will perform consulting services for a period of three years following his termination of employment and that he will agree not to compete with the Company during his employment or during the term of his consulting services. Under this agreement the officer will receive nine equal payments upon termination. The annual payments amount to $72,000 if termination occurs before October 31, 1996 and increase to $80,000 thereafter. The present value of the deferred compensation liability included in the accompanying balance sheet at March 31, 1996 and 1995 was $479,439 and $432,699, respectively, based on an assumed rate of nine percent.

      Effective January 1, 1994, the Company entered into a three-year employment agreement with its president which provides for an annual base salary, subject to an increase in the second and third year by the percentage increase in the Consumer Price Index plus one percent. In the event of termination without cause, the Company is required to pay an amount equal to the greater of a) two years' salary or, b) the salary for the remaining term of the employment agreement. The agreements also provide for a bonus of at least $20,833 in the event that pre-tax income equals or exceeds five percent of contract revenue for the years 1994, 1995 and 1996. The bonus increases proportionately for any increase in pre-tax income above five percent of contract revenue. No bonus is required to be paid if pre-tax income is less than five percent of contract revenue. For the years ended March 31, 1996 and 1995, bonuses under this arrangement amounted to $120,542 and $84,530, respectively which are reported as accrued liabilities at March 31, 1996 and 1995.

      On January 5, 1995, the Company entered into a four-year employment agreement with its vice president of manufacturing. The agreement provides for an annual base salary. The agreement may be terminated by the Company for cause or by death of the employee. The agreement also provides for a maximum bonus of $50,000 for calendar year 1995 and increases $10,000 each year through calendar year 1998. Twenty-five percent (25%) of the bonus is determined each year by a subjective evaluation of the Company's Board of Directors. Seventy-five percent (75%) of the bonus is based on the Company's contract manufacturing business volume and net income for the applicable year exclusive of the Company's government electronics business. In order to receive the entire seventy-five percent (75%) portion, the contract manufacturing business must achieve at least twenty percent (20%) net income before taxes and a sales volume of at least five million, eight million, twelve million and sixteen million for calendar years 1995 through 1998, respectively. No bonus is required if net income before taxes of the contract manufacturing business achieves less than fifteen percent net income before taxes or the shipment volume is less than sixty percent (60%) of the shipment goal.

16    EARNINGS PER COMMON SHARE

      Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding (net of treasury stock) during each year. Stock options were not included in the calculation of such per share data as their effect would be immaterial. The 29,680 shares issued in connection with the purchase of the assets of SCTI were treated as common stock equivalents as of the purchase date of January 5, 1995. However,
                                    27

                           SYMETRICS INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

16    EARNINGS PER COMMON SHARE (CONTINUED)

the number of shares issued in connection with the SCTI acquisition was actually 26,367. The effect of this change has not been reflected in the weighted average number of shares as their effect would be immaterial.

      All share and per share data, except shares authorized, have been retroactively adjusted to reflect a three for two stock split effective May 1, 1995.

17    PROFIT-SHARING PLAN

      Effective January 1, 1990, the Company established a profit-sharing plan, as provided for under Section 401(k) of the Internal Revenue Code, whereby all eligible employees are entitled to defer up to the lesser of $9,500 or fifteen percent of their salary. Substantially all employees are eligible to participate in the plan depending on the length of service and attainment of minimum age requirements. Under the terms of the plan, the Company contributes an amount equal to fifty percent (50%) of the first six percent (6%) of compensation each employee elects to defer. At the discretion of the board of directors, the Company may make additional contributions to the plan or modify the employer matching contribution percentage. This percentage was increased by the board of directors to equal seventy-five percent (75%) effective January 1, 1995. Employer contributions to the plan in 1996, 1995 and 1994 were $57,691, $31,725 and $23,246, respectively.

18    TREASURY STOCK

      In September 1989, 36,760 shares of the Company's common stock were purchased for cash of $82,710 ($2.25 per share) and were being held as treasury stock at March 31, 1993. During 1994, the Company repurchased 703 shares of common stock from its stockholders for cash of $1,097 ($1.56 per share). Effective May 6, 1993, all shares of treasury stock were canceled.

19    POST-RETIREMENT BENEFIT PLANS

      The Company does not provide health care benefits or life insurance coverage for retired employees and therefore the accompanying financial statements do not include any expense related to such benefits. In December 1990, the Financial Accounting Standards Board issued Statement No. 106 ("SFAS 106") "Employer's Accounting For Post-Retirement Benefits Other Than Pensions," which is effective for fiscal years beginning after December 15, 1992. The statement requires, among other things, that costs of providing post-retirement benefits other than pensions be expensed over employees' service terms and not on a pay-as-you-go basis. The Company adopted SFAS 106 during the fiscal year ended March 31, 1994. The post-retirement benefit expense remains at zero until such time as a health care or life insurance plan for retired employees is established.

20    SUBSEQUENT EVENTS

      Effective April 1, 1996, the Company acquired approximately 95% of the outstanding capital stock of American Digital Switching, Inc. ("ADS") of Melbourne, Florida. ADS is a provider of central office digital switching systems and support services to telephone companies serving the communications requirements of rural communities.

      The acquisition was accomplished by the exchange of one share of Symetrics' common stock for every 4.5 shares of ADS common stock (the "Exchange"). Pursuant to the Exchange, Symetrics exchanged 207,399 shares of Symetrics common stock, or approximately 13% of the outstanding capital stock of Symetrics after the Exchange, for 933,334 shares of ADS common stock. Symetrics intends to complete the acquisition of the remaining outstanding shares of ADS in the near future. Deferred acquisition costs relating to this acquisition of $15,739 have been incurred and capitalized as of March 31, 1996.

                                PART II
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           There were no changes in or disagreements with Accountants on accounting and financial disclosures required to be disclosed by Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information contained on pages 4, 5 and 6 of the Company's definitive proxy statement dated June 3, 1996 with respect to Directors and Executive Officers is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION

           The information contained on pages 6 and 7 of the Company's definitive proxy statement dated June 3, 1996 with respect to executive compensation is incorporated herein by reference in response to this item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information contained on page 2 of the Company's definitive proxy statement dated June 3, 1996 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           There was no information required to be disclosed by Item 404 of Regulation S-K.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           The following financial statements of Symetrics Industries, Inc. are included in Part II, Item 8:

(a)   1.Financial Statements                                           Page
                                                                       ----
           Independent Auditor's Report                                 13

           Balance Sheet                                             14,15

           Statement of Operations                                      16

           Statement of Stockholders' Equity                            17

           Statement of Cash Flows                                   18,19

           Notes to Financial Statements                             20-28

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

      2.Financial Statement Schedules

           All schedules have been omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

      3.Exhibits

             2.1 Agreement for Purchase and Sale of Assets dated January 5, 1995 by and among Southern Circuit Technologies, Inc., Symetrics Industries, Inc., Anton Szpendyk and Kenneth R. Derossett (Incorporated by reference to the Company's Current Report on Form 8-K dated January 5, 1995).

             2.2 Stock Purchase Agreement signed April 20, 1996 and effective as of April 1, 1996 by and among Symetrics Industries, Inc., American Digital Switching, Inc. , and the Selling Shareholders named in
             Schedule 1 thereto (Incorporated by reference to the Company's Current Report on Form 8-K dated April 20, 1996.

             3.1 Articles of Incorporation (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).

             3.2  By-laws

             10.1 Employment Agreement dated February 9, 1994 between the Company and Dudley E. Garner, Jr.* (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

             10.2 Deferred Compensation and Salary Continuation Agreement dated November 1, 1983 between the Company and Dudley E. Garner, Jr., (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).*

             10.3 Symetrics Industries, Inc. Stock Option Plan (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated May 21, 1993).*

             10.4 Employment Agreement dated January 5, 1995 between the Company and Anton Szpendyk (Incorporated by reference to the Company's Current Report on Form 8-K dated January 5, 1995).*

             23   Consent of Pricher and Company, independent certified  public accountants.

             27   Financial Data Schedule - (Electronic filing only)

             *Management contract or compensatory plan or arrangement

(b)   Reports on Form 8-K

        The Company did not file any reports on Form 8-K.

                                   SIGNATURES



      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SYMETRICS INDUSTRIES, INC.
                                        (Registrant)




                                        /s/ Dudley E. Garner, Jr.
                                        -------------------------
                                        Dudley E. Garner, Jr.
                                        President
                                        Principal Executive Officer
                                        Principal Financial &Accounting Officer




Date: June 11, 1996




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




     Signature                  Title                        Date
     -----------------------   ----------------------      -------------


     /s/Dudley E. Garner, Jr.  Chairman, Treasurer,        June 11, 1996
     ------------------------  President and Director      --------------
     Dudley E. Garner, Jr.


     /s/Michael E. Terry       Director                    June 11, 1996
     -----------------------                               --------------
     Michael E. Terry


     /s/Earl J. Claire         Director                    June 11, 1996
     -----------------------                               --------------
     Earl J. Claire