Form 10-Q
period 1996-06-30
SYMETRICS INDUSTRIES INC
filed 1996-08-14
CIK 95944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended JUNE 30, 1996
                  -------------

( )  TRANSITION  REPORT  PURSUANT  TO   SECTION  13 OR 15(D)  OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the transition period from   _______________to__________________


Commission file number  0-4025
                       -------

                           SYMETRICS INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Florida                                      59-0954868
    ----------------------                   ----------------------------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)


             557 N. Harbor City Boulevard, Melbourne, Florida 32935
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 254-1500
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
    ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding at August 14, 1996
      ----------------------------         ------------------------------
      (Common stock, $.25 par value)                      1,609,047

                         PART 1 - FINANCIAL INFORMATION
                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                        JUNE 30      MARCH 31
                                                          1996         1996
                                                          ----         ----
                                                      (UNAUDITED) (DERIVED FROM
                                                                     AUDITED
                                                                     FINANCIAL
                                                                    STATEMENTS)
Current assets:
      Cash                                           $   901,071   $ 1,657,905
      Receivables                                      1,940,839     1,581,428
      Costs and estimated earnings in
       excess of billings on uncompleted
       contracts                                       4,512,725     2,931,069
      Inventory                                          604,882       635,893
      Mortgage receivable                                450,000       450,000
      Other Assets                                        91,241        65,898
                                                     -----------   -----------
            Total current assets                       8,500,758     7,322,193
                                                     -----------   -----------
Property, plant and equipment                          3,585,915     3,336,076
      Less accumulated depreciation                    1,683,451     1,572,585
                                                     -----------   -----------
                                                       1,902,464     1,763,491
                                                     -----------   -----------
Deferred income taxes                                    313,282       325,453
                                                     -----------   -----------
Other assets:
      Other                                              523,939        94,784
      Goodwill, less accumulated
       amortization                                      628,213       580,577
                                                     -----------   -----------
                                                       1,152,152       675,361
                                                     -----------   -----------

Total assets                                         $11,868,656   $10,086,498

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Notes payable                                  $     1,000   $     1,000
      Current maturities of long-term
       debt                                               30,724        25,436
      Accounts payable and accrued
       expenses                                        2,831,110     2,098,788
      Billings in excess of costs and
       estimated earnings on uncompleted
       contracts                                         347,616         7,869
      Income taxes payable                               260,131       452,239
                                                     -----------   -----------
           Total current liabilities                   3,470,581     2,585,332
                                                     -----------   -----------
Deferred compensation                                    492,397       479,439
Long-term debt, less current maturities                  976,607       568,363
                                                     -----------   -----------
                                                       1,469,004     1,047,802
                                                     -----------   -----------
Shareholders' equity
      Common stock, $.25 par value                       412,095       398,824
      Additional paid-in capital                       2,141,441     2,120,025
      Retained earnings                                4,375,535     3,934,515
                                                     -----------   -----------
           Total shareholders' equity                  6,929,071     6,453,364
                                                     -----------   -----------

Total liabilities and shareholders' equity           $11,868,656   $10,086,498
                                                     -----------   -----------
    See accompanying notes to the condensed consolidated financial statements
                                       -2-

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                   (UNAUDITED)



                                                 THREE MONTHS ENDED
                                                 ------------------
                                              JUNE 30        JUNE 30
                                              -------        -------
                                               1996             1995

       Contract revenue                   $ 6,879,405      $ 7,074,070

       Costs and expenses
          Costs of revenues earned          5,292,269        5,306,192
          General and administrative          819,000          677,269
          Research and development             83,920          340,624
                                            ---------        ---------
                                            6,195,189        6,324,085

       Income from operations                 684,216          749,985

       Other income (expense)
          Rental and other income               9,618            9,225
          Other expense                        (4,317)         (52,320)
                                               ------          -------
                                                5,301          (43,095)
                                               ------          -------

           Interest income                     43,483           34,982
           Interest expense                   (15,957)         (10,226)
                                              -------          -------
                                               27,526           24,756
                                              -------

       Income before taxes                    717,043          731,646
       Income (taxes)                        (276,023)        (262,742)
                                             --------         --------

       Net income                         $   441,020      $   468,904
                                              =======          =======

       Earnings per share                 $      0.28      $      0.30
                                              =======          =======

       Weighted average number
          of shares outstanding             1,601,370        1,579,966


   See accompanying notes to the condensed consolidated financial statements.

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                      JUNE 30           JUNE 30
                                                        1996              1995
                                                        ----              ----
Cash provided by (used in)

  Operations
    Net income                                      $   441,020     $   468,904
    Adjustments for non cash charge                     146,524          98,099
    Changes in assets and liabilities                (1,537,471)         52,008
                                                    -----------     -----------
    Net cash provided by (used in)                     (949,927)        619,011
                                                    -----------     -----------
operations

  Investing
    Capital expenditures                               (249,839)       (270,173)
                                                    -----------     -----------
    Cash used for investing                            (249,839)       (270,173)
                                                    -----------     -----------

  Financing
    Proceeds from stock options                          34,688           7,875
    Borrowing (repayment) of long-term debt             408,244        (316,108)
                                                    -----------     -----------
    Cash provided by (used) for financing               442,932        (308,233)
                                                    -----------     -----------

 Increase (decrease) in cash                           (756,834)         40,605

Cash beginning of period                              1,657,905         318,138
                                                    -----------     -----------

Cash end of period                                  $   901,071     $   358,743
                                                    ===========     ===========

Cash payments for interest                          $    16,556     $    10,226

Cash payments for income taxes                      $   727,846     $   729,445



    See accompanying notes to the condensed consolidated financial statements

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
0   BASIS OF PRESENTATION
    ---------------------

* The financial statements contained herein are unaudited but, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, which are necessary to a fair statement of the results for the periods ended June 30, 1996 and 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

* Refer to the Company's Form 10-K for the year ended March 31, 1996 as filed with the Securities and Exchange Commission on June 14, 1996 for a description of accounting policies which have been continued without change. Refer to the Form 8-K filed by the Company on May 3, 1996 as amended by the 8-K/A filed on July 5, 1996 regarding the acquisition of American Digital Switching effective April 1, 1996. Also refer to notes included in the financial statements for additional details of the Company's financial condition, results of operations and changes in financial position.

* Inventories stated on the balance sheet are raw materials, work in process and finished assemblies primarily for Symetrics' subsidiary American Digital Switching for future shipments of existing orders and to provide field service support to their customers. Refer to the Company's Form 10-K for the year ended March 31, 1996 for discussion of costs incurred on uncompleted contracts.

0   ACQUISTION DURING THE QUARTER ENDED JUNE 30, 1996
    -------------------------------------------------

      Effective April 1, 1996, Symetrics acquired 933,334 (approximately 95%) of the outstanding common stock of American Digital Switching, Inc. ("ADS") in exchange for 207,399 shares of Symetrics or approximately 13% of the outstanding capital stock of Symetrics after the exchange. The transaction has been accounted for under the pooling- of-interest method of accounting. Accordingly, the condensed consolidated statements of income and cash flows for the three months ended June 30, 1996 include the combined operations of the Companies from April 1, 1996. The condensed consolidated balance sheet as of March 31, 1996 includes the combined assets and liabilities of the two companies and is derived from separate audited financial statements of the Companies at that date. Similarly, the condensed consolidated statements of income and cash flows for the three months ended June 30, 1995, presented herein for comparative purposes, includes the combined operations of the Companies as if the combination has occurred at April 1, 1995. Such statements were derived from the unaudited interim financial statements of the separate Companies. The weighted average number of common shares outstanding used in the computation of earnings per share for the three months ended March 31, 1996 and 1995 includes the shares issued by Symetrics in the exchange.

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the three months ended June 30, 1996 consolidated contract revenues for Symetrics Industries, Inc. and Subsidiary, American Digital Switching were $6,879,405, a 2.8% decrease compared to the $7,074,070 for the corresponding period last year. For the current three month period, a consolidated net income of $441,020, or $0.28 per share is reported compared to $468,904, or $0.30 per share, a year ago. Working capital increased by $293,316, or 6.2%, for the three months. The backlog closed at $13.4 million, as compared to $13.6 million at June 30, 1995. These comparisons reflect the pro-forma consolidation of the Company's financial statements with respect to the American Digital Switching (ADS) acquisition, effective April 1, 1996. Contract revenues, net income, and earnings per share for the periods ended June 30, 1996 and June 30, 1995, by Symetrics Industries and its subsidiary ADS were:

                                                  Three Months Ended
                                      June 30, 1996               June 30, 1995

Contract revenues
    Symetrics Industries           $    6,394,565             $    5,824,139
    American Digital Switching     $      484,840             $    1,249,931
                                        ----------                 ---------
    Total                          $    6,879,405             $    7,074,070

Net income (loss)
    Symetrics Industries           $      484,812             $      447,344
    American Digital Switching     $      (43,792)            $       21,560
                                          -------                   --------
    Total                          $      441,020             $      468,904

Earnings (loss) per share
    Symetrics Industries           $         0.30             $         0.29
    American Digital Switching     $        (0.02)            $         0.01
                                           ------                       ----
    Total                          $         0.28             $         0.30



      For the three months ended June 30, 1996 contract revenues for Symetrics Industries were $6,394,565, a 9.8% increase over the $5,824,139 for the corresponding period last year. Revenues of Symetrics Industries are generated by its three divisions: Defense Products, Contract Manufacturing and Computer Telephony Systems. The increased contract revenues of Symetrics Industries resulted primarily from the growth in the business volume of its Contract Manufacturing Division (CMD). The increased net income for Symetrics Industries is primarily due to CMD's increased business volume.

       Contract revenues for ADS were $484,840 for the current three months, down significantly from the $1,249,931 for the corresponding period last year. Last year ADS was completing a large contract for the Enhanced Processor subsystem of the Centura TM Central Office Telephone System. During the current fiscal year the emphasis at ADS is on the completion of the development of the remaining subsystems of the Centura TM Telephone System. Contract revenues for ADS are not expected to increase substantially until sales of Centura TM systems and subsystems generate additional revenue in the latter part of the current fiscal year. ADS posted a net loss of $43,792 for the period ended June 30, 1996 versus earnings of $21,560 for the corresponding period last year, primarily due to a non-recurring expense of $51,765 incurred in relocating its operations to a new facility in May, 1996.

      The consolidated G&A expenses for the Company increased by 20.9% due to significant marketing activity for the Defense Products, Computer Telephony Systems and Contract Manufacturing Divisions and administrative expenses for the management of these divisions. The G&A expenses for ADS included a $51,765 non-recurring expense for relocating its operations to a new facility in May, 1996. Otherwise the ADS G&A expenses were about $106,000 lower for the current quarter, compared with the corresponding period last year, due to downsizing and other cost reductions implemented during the last half of fiscal year ended 1996. Consolidated research and development costs of $83,920 for the current quarter were significantly less since last year ADS's research and development costs of $326,491 were expensed and ADS's current quarters' research and development costs of $441,293 have been capitalized and will be amortized over the anticipated quantity of Centura TM systems and subsystems to be sold. Symetrics Industries research and development costs were $83,920 for the current quarter compared with $13,773 last year due to increased costs in enhancing the product offerings of the Computer Telephony Systems Division.

      Referring to the Balance sheet, the Company had a $293,316 increase in working capital facilitated by the $408,244 increase in long term debt to help finance the ongoing development of the ADS Centura TM System. The $397,423 decrease in the combined totals of cash and receivables at June 30, 1996, coupled with the $732,322 increase in accounts payable, reflects significant unbilled costs at June 30, 1996 which were billed in July, 1996. Also, shipments of the Improved Data Modem (IDM) on the Company's largest contract were significantly less than previous quarters due to the incorporation of a U.S. Government engineering change. Full production and shipments of the IDM have restarted in August 1996. This lower quantity of IDM shipments caused the increase in cost and estimated earnings in excess of billings on uncompleted contracts and also impacted receivables which otherwise would have been higher. The increase in other current assets for the quarter was due to higher prepaid expenses and the current portion of deferred income taxes. The increase in other assets, which totaled $523,939 for the current quarter, was due to the capitalization of research and development expenses of ADS. Billings in excess of costs and estimated earnings on uncompleted contracts increased to $347,616 reflecting primarily advance payments by several customers made to the ADS subsidiary. The taxes of $452,239 accrued as of March 31, 1996 have been paid and the estimated corporate income taxes of $260,131 for the current period have been accrued at June 30, 1996.

      A comparison of the current quarter ended June 30, 1996 to the immediately proceeding quarter, shows contract revenues were 41.2% higher at $6,879,405 for the current quarter versus $4,870,781 for the three months ended March 31, 1996. The increase is due primarily to the additional revenues in the Company's IDM contract and the strong revenue growth of it's Contract Manufacturing Division . Net income for the current period was $441,020 significantly higher than the $220,083 reported for the quarter ended March 31, 1996. The difference is due to the $250,222 net loss reported by ADS. Backlog at June 30, 1996 was $13.4 million versus $13.9 million at March 31, 1996.


PART II     OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Shareholders was held on June 28, 1996. Three items were voted upon at the meeting:

      (1) Four directors were elected to staggered one to three year terms. The director nominees were Ms. Jane J. Beach, Mr. Edward H. Eichler, Mr. Michael D. Jensen and Dr. Earl J. Claire. Shareholder voting was the same for all nominees with 1,316,309 FOR, and 5,433 WITHHELD. Directors continuing in office are Mr. Dudley E. Garner, Jr. (two years remaining) and Mr. Michael E. Terry (one year remaining).

      (2) An amendment to the Company's Articles of Incorporation to increase the number of shares authorized of common stock from 2,000,000 to 5,000,000 shares was approved with 1,277,494 FOR, 42,091 AGAINST, 2,112 WITHHELD.

      (3) An amendment to the Company's Stock Option Plan to increase the number of shares authorized from 120,000 to 240,000 for issuance upon exercise of options under such plan was approved with 788,227 FOR, 52,155 AGAINST and 7,719 WITHHELD.

ITEM 6.       REPORTS ON FORM 8-K

      On May 3, 1996 a Form 8K was filed with the Securities Exchange Commission regarding the April 20, 1996 acquisition of American Digital Switching by the Company as amended by Form 8-K/A as filed on July 5, 1996.

                     SYMETRICS INDUSTRIES, INC. AND SUBSIARY

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1996




                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SYMETRICS INDUSTRIES, INC.



DATE     August 14, 1996


                                          /s/    Dudley E. Garner, Jr.
                                          ----------------------------
                                          Dudley E. Garner, Jr.
                                          President,
                                          Principal Executive Officer
                                          Principal Financial Officer