Form 10-Q
period 1996-09-30
SYMETRICS INDUSTRIES INC
filed 1996-11-14
CIK 95944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended  September 30, 1996
                   ------------------

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from   _______________to__________________


Commission file number  0-4025
                        ------

                           SYMETRICS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                     59-0954868
   ------------------------              ------------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification No.)


             557 N. Harbor City Boulevard, Melbourne, Florida 32935
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 254-1500
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
    ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at November 14, 1996
      ------------------------------         --------------------------------
      (Common stock, $.25 par value)                    1,616,491

                         PART 1 - FINANCIAL INFORMATION
                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                       SEPTEMBER 30    MARCH 31
                                                           1996          1996
                                                           ----          ----
                                                        (UNAUDITED) (DERIVED FROM AUDITED
                                                                    FINANCIAL STATEMENTS)
Current assets:
         Cash                                           $   421,682   $ 1,657,905
         Receivables                                      2,271,574     1,581,428
         Costs and estimated earnings in excess
            of billings on uncompleted contracts          3,806,128     2,931,069
         Inventory                                        1,048,998       635,893
         Mortgage receivable                                450,000       450,000
         Other assets                                       157,009        65,898
                                                        -----------   -----------
               Total current assets                       8,155,391     7,322,193
                                                        -----------   -----------

Property, plant and equipment                             3,613,272     3,336,076
         Less accumulated depreciation                    1,750,594     1,572,585
                                                        -----------   -----------
                                                          1,862,678     1,763,491
                                                        -----------   -----------

Deferred income taxes                                       297,385       325,453
                                                        -----------   -----------
Other assets:
         Other                                            1,104,269        94,784
         Goodwill, less accumulated amortization            538,843       580,577
                                                        -----------   -----------
                                                          1,643,112       675,361
                                                        -----------   -----------

Total assets                                            $11,958,566   $10,086,498
                                                        ===========   ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
            Notes payable                               $   250,000   $     1,000
            Current maturities of long-term debt             30,725        25,436
            Accounts payable and accrued expenses         2,094,303     2,098,788
            Billings in excess of costs and estimated
               earnings on uncompleted contracts            361,412         7,869
            Income taxes payable                            237,792       452,239
                                                        -----------   -----------
                 Total current liabilities                2,974,232     2,585,332
                                                        -----------   -----------

Deferred compensation                                       505,355       479,439
Long-term debt, less current maturities                   1,219,016       568,363
                                                        -----------   -----------
                                                          1,724,371     1,047,802
                                                        -----------   -----------
Shareholders' equity
           Common stock, $.25 par value                     403,012       398,824
           Additional paid-in capital                     2,154,275     2,120,025
           Retained earnings                              4,702,676     3,934,515
                                                        -----------   -----------
                Total shareholders' equity                7,259,963     6,453,364
                                                        -----------   -----------

Total liabilities and shareholders' equity              $11,958,566   $10,086,498
                                                        ===========   ===========

    See accompanying notes to the condensed consolidated financial statements
                                       -2-

                           SYMETRICS INDUSTRIES, INC.

                          CONDENSED STATEMENT OF INCOME

                                   (UNAUDITED)


                                      SIX MONTHS ENDED               THREE MONTHS ENDED
                                   SEPT. 30       SEPT. 30        SEPT. 30         SEPT. 30
                                   --------       --------        ---------        --------
                                     1996           1995             1996           1995
Contract revenue                $ 12,733,986    $ 12,197,420    $  5,854,581    $  5,123,350

Costs and expenses
   Costs of revenues earned        9,648,231       9,139,762       4,355,962       3,833,570
   General and administrative      1,689,111       1,588,322         870,111         911,053
   Research and development          145,379         380,460          61,459          39,836
                                ------------    ------------    ------------    ------------
                                  11,482,721      11,108,544       5,287,532       4,784,459
                                ------------    ------------    ------------    ------------

Income from operations             1,251,265       1,088,876         567,049         338,891

Other income (expense)
   Rental and other income            19,236          18,537           9,618           9,312
   Related expense                    (8,628)        (56,292)         (4,311)         (3,972)
                                ------------    ------------    ------------    ------------
                                      10,608         (37,755)          5,307           5,340
                                ------------    ------------    ------------    ------------

    Interest income                   50,190          60,668           6,707          25,686
    Interest expense                 (42,838)        (29,101)        (26,881)        (18,875)
                                ------------    ------------    ------------    ------------
                                       7,352          31,567         (20,174)          6,811
                                ------------    ------------    ------------    ------------

Income before taxes                1,269,225       1,082,688         552,182         351,042
Income (taxes)                      (501,064)       (500,482)       (225,041)       (237,740)
                                ------------    ------------    ------------    ------------

Net income                      $    768,161    $    582,206    $    327,141    $    113,302
                                ============    ============    ============    ============

Earnings per share              $        .48    $        .37    $       0.20    $       0.07
                                ============    ============    ============    ============

Weighted average number
   of shares outstanding           1,606,289       1,585,620       1,611,101       1,587,251




          See accompanying notes to the condensed financial statements.

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                          ----------------
                                                     SEPTEMBER 30   SEPTEMBER 30
                                                     ------------   ------------
                                                         1996            1995
                                                         ----            ----
Cash provided by (used in)

  Operations
    Net income                                      $   768,161     $   582,206
    Adjustments for non cash charge                     245,659         201,087
    Changes in assets and liabilities                (2,661,935)        930,590
                                                    -----------     -----------
    Net cash provided by (used in)                   (1,648,115)      1,713,883
operations

  Investing
    Capital expenditures                               (277,196)       (386,081)
                                                    -----------     -----------
    Cash used for investing                            (277,196)       (386,081)
                                                    -----------     -----------

  Financing
    Proceeds from stock options                          38,435          16,623
    Borrowing (repayment) of long-term debt             650,653        (334,446)
                                                    -----------     -----------
    Cash provided by (used) for financing               689,088        (317,823)
                                                    -----------     -----------

 Increase (decrease) in cash                         (1,236,223)      1,009,975

Cash beginning of period                              1,657,905         318,138
                                                    -----------     -----------

Cash end of period                                  $   421,682     $ 1,328,117
                                                    ===========     ===========

Cash payments for interest                          $    44,038     $    20,115

Cash payments for income taxes                      $   727,846     $   951,398



    See accompanying notes to the condensed consolidated financial statements

                   SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                                  FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1996
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)
    BASIS OF PRESENTATION
    ---------------------

* The financial statements contained herein are unaudited but, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, which are necessary to a fair statement of the results for the periods ended
September 30, 1996 and 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

    ACQUISTION DURING THE QUARTER ENDED JUNE 30, 1996
    -------------------------------------------------

      Effective April 1, 1996, Symetrics acquired 933,334 (approximately 95%) of the outstanding common stock of American Digital Switching, Inc. ("ADS") in exchange for 207,399 shares of Symetrics' common stock or approximately 13% of the outstanding capital stock of Symetrics after the exchange. The transaction has been accounted for under the pooling- of-interest method of accounting. Accordingly, the condensed consolidated statements of income and cash flows for the periods ended September 30, 1996 include the combined operations of the Companies. The condensed consolidated balance sheet as of March 31, 1996 includes the combined assets and liabilities of the two Companies and is derived from separate audited financial statements of the Companies at that date. Similarly, the condensed consolidated statements of income and cash flows for the periods ended September 30, 1995 presented herein for comparative purposes, includes the combined operations of the Companies as if the combination had occurred at April 1, 1995. Such statements were derived from the unaudited interim financial statements of the separate Companies. The weighted average number of common shares outstanding used in the computation of earnings per share for the periods ended September 30, 1995 and September 30, 1996 includes the shares issued by Symetrics in the ADS acquisition.

                   SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                                  FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      For the six months ended September 30, 1996, contract revenues were $12,733,986, a 4.4% increase over the $12,197,420 for the corresponding period last year. For the current six month period, net income was $768,161, or $0.48 per share, a 32% increase over the $582,206 or $0.37 per share, a year ago. Working capital increased by $444,298 for the six months. The backlog closed at $10.4 million, slightly lower than the $12.1 million at September 30, 1995 .

      The increase in contract revenues for the current six months is attributable to growth in the Company's commercial products that generated 26% of the total revenue. The increase in net income for the current six months is attributed to continued productivity and profitability of the Company's Defense products division and the incorporation of American Digital Switching's financial performance which has the effect of reducing the Company's consolidated net income last year. The higher general and administrative expense is due to the continued marketing emphasis on the Company's Computer Telephony Software products and the Government's military procurements. The reduced research and development costs are attributed to capitalizing American Digital Switching's (ADS) development expenses for fiscal 1997 which will be amortized over the anticipated quantity of Centura TM 2000 systems and subsystems to be sold. Increased interest expense resulted from the continued financing requirements of American Digital Switching for the developmental phase of the Centura TM 2000 telephone switch.

        Referring to the Balance Sheet, the Company's combined cash and receivables are significantly lower due to increased research and development expenses for the Centura TM 2000 switch as well as marketing expenses attributed to the Company's commitment to foster growth in it's commercial divisions. Cost and estimated earnings in excess of billings on uncompleted contracts increased primarily due to the booking of cost related to ongoing Defense Products and Contract Manufacturing programs which as of September 30, 1996 were unbillable due to timing of customer invoicing The increase in property, plant and equipment reflects primarily capital purchases for manufacturing equipment. The increase in long-term debt and the current maturities portion reflects the American Digital Switching continued financing requirements for the development of their Centura TM 2000 telephone switch. The capitalized development expenses in fiscal yeat 1997 for the Centura TM 2000 telephone switch are classified under other assets on the Company's balance sheet. These capitalized developmental expenses will be amortized to cost of goods sold as shipments of the Centura TM 2000 telephone switching system commence. Prior to fiscal year 1997 these development costs were expensed as incurred by ADS. A increase in notes payable to $250,000 reflects use of an unsecured line of credit by the Company to take prompt payment discounts . The increase in billings in excess of costs and estimated earnings on uncompleted contracts in fiscal year 1997 reflects primarily the advanced payment by customers of American Digital Switching.

The estimated corporate income tax for the three months ended September 30, 1996 of $225,041 has been accrued and is reflected on the balance sheet as $237,792 income tax payable.

      For the three months ended September 30, 1996, contract revenues were $5,854,581, a 14% increase over the $5,123,350 for the corresponding period last fiscal year. The net income for the current period of $327,141 or $0.20 per share, was 188% higher than the $113,302 or $0.07 per share for the comparative three month period last year. These improvements are attributed to continued productivity and resulting increased profitability on the Company's Improved Data Modem (IDM) contract with the government as well as the incorporation of American Digital Switching's financial performance which had the effect of reducing the Company's consolidated net income last year.

      A comparison of the current quarter ended September 30, 1996 to the immediately preceding quarter, shows contract revenues were about 15% lower at $5,854,581 for the current quarter versus $6,879,405 for the three months ended June 30, 1996. This decrease is due to a lower value of material purchases by the Company's Defense Products Division and the Contract Manufacturing Division from suppliers during the current quarter. However, the $5,854,581 revenues for the current quarter is more in line with the average business volume the Company anticipates for fiscal year 1997. Due in part to the lower business volume, the net income of $ 327,141 was lower than the $441,020 of the immediately preceding quarter. Backlog at the end of the current quarter was $10.4 million compared with $ 13.4 million at June 30, 1996.








Part II           OTHER INFORMATION



Item 6.       Reports on Form 8-K

      A report on Form 8-K/A was filed on July 5, 1996 in connection with the American Digital Switching acquisition.

                   SYMETRICS INDUSTRIES, INC. AND SUBSIARY

                                  FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 1996




                                  SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SYMETRICS INDUSTRIES, INC.



DATE     November 14, 1996


                                          /s/    Dudley E. Garner, Jr.
                                          --------------------------------
                                          Dudley E. Garner, Jr.
                                          President,
                                          Principal Executive Officer
                                          Principal Financial Officer