Form 10-Q
period 1996-12-31
SYMETRICS INDUSTRIES INC
filed 1997-02-14
CIK 95944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended  December 31, 1996
                   -----------------

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from   _______________to__________________


Commission file number  0-4025
                        ------

                           SYMETRICS INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Florida                                         59-0954868
      -----------------------                               -------------------
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

Yes  X          No
    ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at February 14, 1997
      ----------------------------             --------------------------------
      (Common stock, $.25 par value)                       1,618,713

                         PART 1 - FINANCIAL INFORMATION
                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 31   MARCH 31
                                                                  1996         1996
                                                                  ----         ----
                                                              (UNAUDITED) (DERIVED FROM AUDITED
                                                                           FINANCIAL STATEMENTS)
Current assets:
         Cash                                                $    34,951   $ 1,657,905
         Receivables                                           2,717,655     1,581,428
         Costs and estimated earnings in excess
            of billings on uncompleted contracts               4,690,444     2,931,069
         Inventory                                               972,688       635,893
         Mortgage receivable                                     450,000       450,000
         Other assets                                            139,130        65,898
                                                             -----------   -----------
               Total current assets                            9,004,868     7,322,193
                                                             -----------   -----------
Property, plant and equipment                                  4,966,749     3,336,076
         Less accumulated depreciation                         1,456,898     1,572,585
                                                             -----------   -----------
                                                               3,509,851     1,763,491
                                                             -----------   -----------
Deferred income taxes                                            298,720       325,453
                                                             -----------   -----------
Other assets:
         Other                                                 1,791,654        94,784
         Goodwill, less accumulated amortization                 519,807       580,577
                                                             -----------   -----------
                                                               2,311,461       675,361
                                                             -----------   -----------

Total assets                                                 $15,124,900   $10,086,498
                                                             ===========   ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
            Notes payable                                    $   300,000   $     1,000
            Current maturities of long-term debt                  70,732        25,436
            Accounts payable and accrued expenses              2,719,333     2,098,788
            Billings in excess of costs and estimated
               earnings on uncompleted contracts                 371,449         7,869
            Income taxes payable                                 243,455       452,239
                                                             -----------   -----------
                 Total current liabilities                     3,704,969     2,585,332
                                                             -----------   -----------
Deferred compensation                                            505,355       479,439
Non-current deferred tax liability                               226,234
Long-term debt, less current maturities                        2,729,598       568,363
                                                             -----------   -----------
                                                               3,461,187     1,047,802
                                                             -----------   -----------
Shareholders' equity
           Common stock, $.25 par value                          404,123       398,824
           Additional paid-in capital                          2,153,163     2,120,025
           Retained earnings                                   5,401,458     3,934,515
                                                             -----------   -----------
                Total shareholders' equity                     7,958,744     6,453,364
                                                             -----------   -----------

Total liabilities and shareholders' equity                   $15,124,900   $10,086,498
                                                             ===========   ===========

    See accompanying notes to the condensed consolidated financial statements

                           SYMETRICS INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                   (UNAUDITED)

                                       NINE MONTHS ENDED              THREE MONTHS ENDED
                                    DEC. 31         DEC. 31         DEC. 31         DEC. 31
                                    -------         -------         -------         -------
                                     1996            1995            1996            1995
Contract revenue                $ 18,634,480    $ 17,225,808    $  5,900,494    $  5,028,388

Costs and expenses
   Costs of revenues earned       13,863,446      12,788,297       4,215,215       3,648,535
   General and administrative      2,626,454       2,489,150         937,343         900,828
   Research and development          212,290         392,879          66,911          12,419
                                ------------    ------------    ------------    ------------
                                  16,702,190      15,670,326       5,219,469       4,561,782
                                ------------    ------------    ------------    ------------

Income from operations             1,932,290       1,555,482         681,025         466,606

Other income (expense)
   Rental and other income            47,593          28,451          28,357           9,914
   Related expense                   (23,671)        (11,916)        (15,043)         44,376
                                ------------    ------------    ------------    ------------
                                      23,922          16,535          13,314          54,290
                                ------------    ------------    ------------    ------------

    Interest income                   57,638          45,547           7,448         (15,121)
    Gain (loss) on sale of           580,087         (14,151)        580,087         (14,151)
property
    Interest expense                 (96,181)        (39,264)        (53,343)        (10,163)
                                ------------    ------------    ------------    ------------
                                     541,544          (7,868)        534,192         (39,435)
                                ------------    ------------    ------------    ------------

Income before taxes                2,497,756       1,564,149       1,228,531         481,461
Income (taxes)                    (1,030,813)       (736,436)       (529,749)       (235,954)
                                ------------    ------------    ------------    ------------

Net income                      $  1,466,943    $    827,713    $    698,782    $    245,507
                                ============    ============    ============    ============

Earnings per share              $        .91    $        .52    $       0.43    $       0.15
                                ============    ============    ============    ============

Weighted average number
   of shares outstanding           1,609,601       1,602,795       1,616,153       1,607,931



          See accompanying notes to the condensed financial statements.

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                          -----------------
                                                     DECEMBER 31    DECEMBER 31
                                                     -----------    -----------
                                                         1996           1995
                                                         ----           ----
Cash provided by (used in)
      Operations
    Net income                                       $ 1,466,943    $   827,713
    Adjustments for non cash charge                      317,384        221,380
    Changes in assets and liabilities                 (3,976,278)       802,614
                                                     -----------    -----------
    Net cash provided by (used in) operations         (2,191,951)     1,851,707


  Investing
    Capital expenditures                              (1,630,673)      (691,785)
                                                     -----------    -----------
    Cash used for investing                           (1,630,673)      (691,785)
                                                     -----------    -----------

  Financing
    Proceeds from stock options                           38,435         36,936
    Borrowing (repayment) of long-term debt            2,161,235       (230,769)
                                                     -----------    -----------
    Cash provided by (used) for financing              2,199,670       (193,833)
                                                     -----------    -----------

 Increase (decrease) in cash                          (1,622,954)       966,089

Cash beginning of period                               1,657,905        318,138
                                                     -----------    -----------

Cash end of period                                   $    34,951    $ 1,284,227
                                                     ===========    ===========

Cash payments for interest                           $    97,380    $    39,264

Cash payments for income taxes                       $   999,626    $   951,398



    See accompanying notes to the condensed consolidated financial statements

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1996
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

o  BASIS OF PRESENTATION
   ---------------------

* The financial statements contained herein are unaudited but, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, which are necessary to a fair statement of the results for the periods ended December 31, 1996 and 1995. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

o  ACQUISTION DURING THE QUARTER ENDED JUNE 30, 1996
   -------------------------------------------------

         Effective April 1, 1996, Symetrics acquired 933,334 (approximately 95%) of the outstanding common stock of American Digital Switching, Inc. ("ADS") in exchange for 207,399 shares of Symetrics' common stock or approximately 13% of the outstanding capital stock of Symetrics after the exchange. The transaction has been accounted for under the pooling-of-interest method of accounting. Accordingly, the condensed consolidated statements of income and cash flows for the periods ended December 31, 1996 include the combined operations of the Companies. The condensed consolidated balance sheet as of March 31, 1996 includes the combined assets and liabilities of the two Companies and is derived from separate audited financial statements of the Companies at that date. Similarly, the condensed consolidated statements of income and cash flows for the periods ended December 31, 1995 presented herein for comparative purposes, includes the combined operations of the Companies as if the combination had occurred at April 1, 1995. Such statements were derived from the unaudited interim financial statements of the separate Companies. The weighted average number of common shares outstanding used in the computation of earnings per share for the periods ended December 31, 1995 and December 31, 1996 includes the shares issued by Symetrics in the ADS acquisition.

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         For the nine months ended December 31, 1996, contract revenues were $18,634,480 a 8.2% increase over the $17,225,808 for the corresponding period last year. For the current nine month period, net income was $1,466,943, or $0.91 per share, including $353,853 (net of income taxes) or $0.22 per share resulting from the gain on exchange of property in the acquisition of the Company's new facilities in Melbourne, Florida, Net income (excluding the gain on exchange of property) was $1,113,090 or $0.69 per share, a 34% increase over the $827,713 or $0.52 per share, a year ago. Working capital increased by $563,038 for the nine months. The backlog closed at $9.8 million, compared with the $9.6 million at December 31, 1995 .

         The increase in contract revenues for the current nine months is attributable to growth in the Company's commercial products that generated 28.6% of the total revenue. The increase in net income for the current nine months is attributed to continued profitability of the Company's Defense Products Division and the incorporation of American Digital Switching's financial performance which has the effect of reducing the Company's consolidated net income last year. The higher general and administrative expense is due to the continued marketing emphasis on the Company's products. The reduced research and development costs are attributed to capitalizing American Digital Switching's
(ADS) development expenses for fiscal 1997 which will be amortized over the anticipated quantity of Centura TM 2000 systems and subsystems to be sold. Prior to fiscal year 1997 these development costs were expensed as incurred by ADS. Increased interest expense resulted from the continued financing requirements of American Digital Switching for the developmental phase of the Centura TM 2000 telephone switch. The $580,087 gain on sale of property reflects the tax deferred exchange of the Company's previous property in the acquisition of the new facility on NASA boulevard.

        Referring to the Balance Sheet, the Company's combined cash and receivables, less the accounts payable are significantly lower due to increased research and development costs for the Centura TM 2000 switch as well as marketing expenses attributed to the Company's commitment to foster growth in it's commercial divisions. Cost and estimated earnings in excess of billings on uncompleted contracts increased primarily due to the booking of cost related to ongoing Defense Products and Contract Manufacturing programs which as of December 31, 1996 were unbillable due to timing of customer invoicing. The increase in inventory reflects American Digital Switching's procurement of electronic components and production of assemblies which are to be utilized primarily toward fulfillment of backlog. Other current assets increased, reflecting a upward adjustments in the current portion of deferred income taxes as well as a the prepaid expense accounts. The increase in property, plant and equipment reflects primarily the acquisition of the new facility for $1.8 million and also capital purchases for manufacturing equipment. The increase in long-term debt and the current maturities portion reflect the American Digital

Switching continued financing requirements for the development of the Centura TM 2000 telephone switch and $552,724, fifteen year note for the new facility.The capitalized development expenses in fiscal year 1997 for the Centura TM 2000 telephone switch are classified under other assets on the Company's balance sheet. These capitalized developmental expenses will be amortized to cost of goods sold as shipments of the Centura TM 2000 telephone switching system commence. An increase in notes payable to $300,000 reflects use of an unsecured line of credit by the Company to take prompt payment discounts . The increase in billings in excess of costs and estimated earnings on uncompleted contracts in fiscal year 1997 reflects primarily the advanced payment by customers of American Digital Switching.

         The estimated corporate income tax for the three months ended December 31, 1996 of $529,749 has been accrued and is reflected on the balance sheet as $243,455 (net of estimated payments) income tax payable. The non-current deferred tax liability of $226,234 resulted from the exchange of the Company's previous facility as part of the acquisition of the new facility.

         For the three months ended December 31, 1996, contract revenues were $5,900,494, a 17.3% increase over the $5,028,388 for the corresponding period last fiscal year. The net income for the current period of $698,782 or $0.43 per share, includes $353,853 (net of income taxes), or $0.22 per share, on exchange of property. Net income from operations of $344,929 or $0.21 per share, was 40.5% higher than the $245,507 or $0.15 per share for the comparative three month period last year. These improvements are attributed to continued profitability on the Company's Improved Data Modem (IDM) contract with the Government as well as the incorporation of American Digital Switching's financial performance which had the effect of reducing the Company's consolidated net income last year.

         A comparison of the current quarter ended December 31, 1996 to the immediately preceding quarter, shows contract revenues at $5,900,494 for the current quarter were essentially the same as $5,854,581 for the three months ended September 30, 1996. Net income from operations of $ 344,929 was slightly higher than the $327,141 of the immediately preceding quarter. Backlog at the end of the current quarter was $9.8 million compared with $10.4 million at September 30, 1996.





Part II           OTHER INFORMATION



Item 6.       Reports on Form 8-K

         No reports on Form 8-K were filed for the quarter ended December 31, 1996.

                     SYMETRICS INDUSTRIES, INC. AND SUBSIARY

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 1996




                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SYMETRICS INDUSTRIES, INC.



DATE     FEBRUARY 14, 1997


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