Form 10-K
period 1997-03-31
SYMETRICS INDUSTRIES INC
filed 1997-06-16
CIK 95944

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1997
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________.

Commission file number 0-4025
                       ------
                           SYMETRICS INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                        59-0954868
 ----------------------                      ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1615 W. NASA Boulevard, Melbourne, Florida                32901
------------------------------------------              --------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (407) 254-1500
                                                     --------------

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                               None

           Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock (Par Value .25 cents per share)
                  --------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [ ] NO [ ]

Based on the average bid and asked prices on May 16, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was $10,598,283.

The number of shares outstanding of the registrant's common stock, $.25 par value was 1,625,463 at May 16, 1997.

Documents Incorporated by Reference
-----------------------------------
Proxy Statement dated June 6, 1997 (Incorporated by Reference into Part III).

                                     PART I
ITEM 1.     BUSINESS

      (a)   General Development of Business

      Symetrics Industries, Inc. ("Symetrics" or the "Company") was incorporated in Florida in 1962. The business of the Company which may be broadly defined as electronics, consists of the design, development and manufacture of electronic systems and system components and related computer software. The principal market for this electronic equipment is agencies of the U.S. Government. Historically, essentially all of the Company's business has been the manufacture and testing of electronic equipment and sub-assemblies to Government furnished specifications and drawings.

      Beginning in 1993, the Company began diversifying its business primarily through acquisitions. In July 1993, the Company acquired a 25% interest in an interactive voice response product line, and during fiscal year 1994 increased its percentage ownership in this product line to 50%. With the interactive voice response product line as a base, the Company's Computer Telephony Systems Division designs, develops and markets advanced, cost effective electronic systems and related software for telecommunications applications such as mass notification of emergency and non-emergency events, community service, international callback and debit card calling.

      In January 1995, the Company acquired substantially all of the assets of a Melbourne, Florida company engaged in contract manufacturing of commercial and industrial electronics. The Company's Contract Manufacturing Division builds electronic assemblies for commercial and industrial customers.

      Effective April 1996, the company acquired substantially all of the outstanding capital stock of American Digital Switching, Inc. ("ADS"). ADS is a supplier of complete telephone systems for the smaller cities of the United States and Canada. The Company's Contract Manufacturing Division served as the manufacturing arm of ADS.

      (b)   Financial Information about Industry Segments

      The Company and its subsidiary operate primarily in four industry segments: 1) Defense products accounted for 67.8% of total Company revenues for the year ended March 31, 1997. These products are electronic systems and system components for the U. S. Government. 2) Contract manufacturing of electronic assemblies for commercial and industrial customers. This business segment contributed 17.5% to the Company's fiscal 1997 revenues. 3) Computer Telephony Systems for a broad spectrum of industries including commercial, industrial, state and local Governments, Department of Defense as well as international markets. This business segment contributed 4.4% to the Company's revenues in fiscal 1997. 4) ADS which manufactures and supplies complete telephone systems for small cities in the U.S. and Canada contributed 10.3% to the Company's revenues in fiscal year 1997.

      The following table reflects the revenues generated by each of the above industry segments during the prior three fiscal years:

                            PERCENT OF TOTAL REVENUES
                           FISCAL YEAR ENDED MARCH 31
                           --------------------------
                                         1997     1996      1995
                                         ----     ----      ----
         Defense Products                67.8%    77.2%     72.4%
         Contract Manufacturing          17.5%     9.5%      0.8%
         Computer Telephony Systems       4.4%     2.4%      1.2%
         Telephone Systems               10.3%    10.9%     25.6%

(c)   Narrative Description of Business and Competition

Defense Products
----------------

      The Company manufactures electronic assemblies and systems to the highest workmanship and quality standards recognized by the Department of Defense. All electronic components, bare printed circuit boards ("PCB's"), metal parts and enclosures are purchased by the Company from suppliers. Thereafter, the complete manufacturing process including soldering, wiring harnesses, cables, inspection, test, conformal coating and environmental stress screening is performed by the Company. The Company's facilities are designed for medium volume production where, typically, several hundred of a particular assembly or system are manufactured in a continuous production run. Contract durations range from accelerated deliveries in two to three months to longer term contracts of two to three years. Symetrics' Improved Data Modem (IDM) contract awarded in March 1993 is expected to continue through 1999. A typical contract would be completed in ten to fifteen months including procurement of components and the manufacturing phase. The Company believes that its manufacturing process and cycle are typical for an electronic system and component manufacturer of its size.

      During the past fiscal year the majority of Symetrics Defense Products business segment was the manufacture and testing of electronic equipment and sub-assemblies to Government furnished specifications and drawings. These contracts generally resulted from advertised Government procurements set aside for small business concerns. The competition for this business is severe with several (typically ten to fifteen) small business concerns bidding for these fixed price contracts. Price is the principal competitive factor for these contracts, however, the business risks involved are normally well defined and quantifiable. In addition, the Government normally provides monthly progress payments, typically 90 percent of costs incurred, during these contracts. Typical electronic systems and assemblies being manufactured by the Company on these contracts are:

      1) Telemetry sets for processing down-link performance data for training flights of the Sparrow Missile for the U.S. Navy, U.S. Air Force and NATO countries. Symetrics has shipped 3318 systems during the past nine years on five previous production contracts. In September 1995, Symetrics won a new contract for an additional 545 AN/DKT-61A Telemetry Sets. In March 1996 an option was exercised increasing the total to 755 sets. Manufacturing on this new contract will continue through 1997. Each system consists of seven circuit card assemblies, a power supply and a high frequency transmitter mounted in an aluminum chassis and housed inside a section of the missile's shell.

      2) Improved Data Modems (IDMs) are used aboard aircraft, in ground vehicles and at fixed sites to transmit and receive digital targeting data via existing radios. The IDM is a four-channel terminal that performs message processing and distribution and communicates with the on-board electronics via a standard 1553 communications bus. This ruggedized electronic subsystem comprises three advanced surface mount technology
      (SMT) microprocessor modules, a power module and a rigid-flex back plane/connector assembly. The IDM is 7.4 inches high, 5.4 inches wide, 9 inches long and weighs less than fifteen pounds. Symetrics initial quantity of 188 IDMs has been increased to 1761. Qualification testing and reliability demonstration testing of the IDMs have been successfully completed. Full production is underway and through March 1997 approximately 1200 IDMs have been shipped. The completed manufacturing process for the IDM including the SMT portion of the assembly is now being performed at Symetrics facilities along with all other manufacturing operations.

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

Although the contract backlog is with several Governmental agencies and prime contractors on various programs, Symetrics has one contract, which if terminated for any reason, would have a material adverse affect on operations. This contract, for Improved Data Modems, is expected to comprise as much as 40 to 50 percent of the Company's fiscal year 1998's revenues. However, this contract, through the U. S. Government's Foreign Military Sales, is in effect a multinational contract with around half the 1,761 IDMs now under contract being funded by foreign countries. Consequently the contract is not overly dependent on the Department of Defense's budget. Also, this IDM is being purchased to significantly improve the communications capability of aircraft, helicopters and other equipment already in operational use and consequently it is not as vulnerable to cutbacks as research and development programs

      Symetrics intends to concentrate on expanding its customer base for Defense Products through new contracts with additional U.S. Government Agencies and other prime contractors for military electronics equipment similar to those presently being manufactured.

Contract Manufacturing
----------------------

      Contract Manufacturing Division (CMD) specializes in production of surface mount technology ("SMT") technology assemblies for commercial and industrial customers. Located in a modern 14,500 square foot facility, Symetrics CMD provides value added assembly services that range from circuit card manufacturing, in-circuit testing, functional testing and top level system testing up to the final integration of chassis and circuit cards. Symetrics CMD provides experienced material procurement for all types of electronic components, including hardware, cables and special enclosures. As a contract manufacturer, Symetrics CMD provides complete turn-key service to our customers in the computer, medical, aircraft and satellite communications markets.

      The Company believes that the market for contract assembly continues to grow to an estimated $20 billion by the year 2000, surface mount technology
(SMT) will remain the core in this commercial industry segment. Studies have indicated that 79% of the components placed in the contract assembly area were surface mount or fine pitch component packages. Management believes that Symetrics CMD has the proper mix of advanced machines and industry recognized professionals to succeed in this market.

      During Fiscal 1997 Symetrics CMD's shipments increased by over 150% for such products as worldwide paging networks, computer hard drives and liquid oxygen management systems for health care. Symetrics CMD also manufactures the circuit card assemblies for CenturaTM 2000 central office telephone switch which is a product of America Digital Switching, Inc. a subsidiary of Symetrics.

Computer Telephony Systems
--------------------------

      In July, 1993 Symetrics acquired a 25% interest in an Interactive Voice Response product line and during fiscal year 1994 increased it's share to 50%. These products include international callback, debit card platforms, telephone switching/routing, faxing, Interactive Voice Response with text to speech. The Econ-O-Voice product line is for international callback and debiting. The SureCallTM product line is for interactive voice response for counties for automated child support payment and fax on demand. SureCallTM also has applications for mass calling for emergency notification and evacuation. These turnkey platforms are all created using the Icon-O-Voice award winning application generator which runs in Microsoft Windows NT. Larger platforms utilizing digital T1 interface cards (El for International) with capacities up to 672 lines can be implemented with the new NT version of software. Numerous options such as text-to-speech, voice recognition, voice mail, fax-on-demand, audio text, conferencing and auto attendant can be integrated to all platforms. The Company believes that the line capacities and features provided in the Symetrics Icon-O-Voice systems offer a very cost effective and flexible solution for these up and coming markets.

      Systems  have  been  installed  in  Paris,  France;   Sidney,   Australia;
Georgetown, Guyana, and Moscow, Russia. The Company believes that since Symetrics CTS has gained recognition in the Callback/Debit Card markets, opportunities are available for larger systems and for integration with larger telephony service companies.

      The Company believes with the new features of the Windows NT based platform, Symetrics CTS is well poised to increase its share of the T1 computer telephony market estimated to be $8 Billion by the year 2000.

American Digital Switching
--------------------------

      Effective April 1, 1996, the Company acquired substantially all of the outstanding capital stock of American Digital Switching, Inc. ("ADS") of Melboume, Florida. ADS is a provider of central office switching systems and support services to telephone companies serving the communication requirements of the United States and Canada. ADS was formed in 1988 by 24 independent phone companies and acquired the Vidar Division of TRW Inc., securing a 37 year heritage in central office switching dating back to 1980 as Vider Corp., 1970 as the Vider Division of Continental Telephone and 1975 as the Vidar Division of TRW, Inc.

      ADS has completed the development of its basic CenturaTM 2000 central office telephone switching system. This price competitive, next generation product offers: advanced features, a capacity of 20,000 subscriber telephone lines, smaller physical size and lower power consumption. With the growth in the size of the rural telephone systems and demand for small telephone systems created by the Telecommunications Act of 1996, the Company believes that this product line is well conceived and timely. The CenturaTM 2000 product line includes: Advanced System Features, Distributed Architecture, Digital Data Transport, Integrated Voice System, Integrated Data Collection, and a host of other features designed to meet the existing needs of customers.

      ADS currently serves over 300 sites in the U.S. and Canada, including the entire telephone system for 75 cites. The Company believes that this customer base, which includes 31 telephone companies owned by GTE and 2 by Sprint United, benefits from ADS's long established relationship in the industry, its reliable product and responsive customer service. The new CenturaTM 2000 telephone system is designed with segments that are compatible and interchangeable with the other designs. Each of the new segments of the CenturaTM 2000 system provide new features and additional revenue for existing customers. The basic version of the new CenturaTM 2000 central office switching system was displayed during the annual users meeting on April 28, 1997. Installation is anticipated to begin in June, 1997.

      Future releases planned include:  Caller ID and associated CLASS features
                                        Local  Number  portability  (LMP)
                                        Interested Services Digital Network
                                         (ISDN) support

      Companies which have products competing directly with, ADS's CenturaTM 2000 switches are AT&T, Mitel, Northern Telecom, and Siemens. Competition is typically from one or two of these companies which have products that perform similar functions and are targeted for use by rural telephone companies. Raw materials and electronic components for ADS's products are in most cases readily available through a multitude of electronic and technology suppliers. In certain instances, raw materials and electronic components are supplied by sole source vendors, and the impact of the loss of these materials has been investigated and solutions have been identified. The Company does not believe that the loss of any sole source vendor would have a material adverse effect on the operations of ADS.

      ADS operates as a wholly owned subsidiary of Symetrics Industries, Inc. On a consolidated basis, the acquisition of ADS added approximately $1.8 million of backlog to the Company, and generated revenues of $2.4 million during fiscal year 1997. During fiscal year 1998, ADS intends to focus on continued product development, and marketing and sales efforts to a select portion of the approximately 1300 independent telephone companies which are not currently part ADS's established base.

Backlog
-------

      At the end of fiscal year 1997, backlog, believed to be firm, was $9.8 million compared with $13.8 million at March 31, 1996. About 90% of this $9.8 million backlog is expected to be filled in the current fiscal year.

Research and Development
------------------------

      During the past fiscal year the Company expended $277,527 for research and development primarily for continued development of its interactive voice response product line compared with $365,568 in fiscal 1996 and $534,571 in fiscal 1995. Fiscal year 1996 and 1995 research and development expenses include the development expenses for the Centura(TM) 2000 which have been capitalized starting in fiscal year 1997 and are to be amortized over the estimated life of the Centura switches delivered.

Environmental Considerations
----------------------------

      The manufacturing facilities of the Company do not normally generate emissions or large amounts of waste. However, Symetrics' facilities and products, in common with those of the industry generally, are subject to numerous laws and regulations designed to protect the environment, provide standards for occupational health and safety and customer product safety. It is the Company's policy to comply with these laws and compliance in the past has not had a material adverse affect on its operations. Although Symetrics cannot predict the full effect on its business of additional regulations or standards that may be imposed in the future, the Company is not presently subject to any unusual emission controls and does not anticipate any material expenditure to comply with existing regulations.

Employees
---------

      As of March 31, 1997 Symetrics, including ADS had 154 employees compared to 91 employees (excluding ADS) as of March 31, 1996. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.    PROPERTIES

      Symetrics' corporate office and primary engineering and manufacturing facility is a 40,000 square foot building, which it owns, on approximately 5 acres in Melbourne, Florida. Symetrics uses 40% of this facility for its own business and leases and/or offers for lease the balance of the building for terms typically of one to five years. Rental rates charged by Symetrics are consistent with rates for similar type buildings in the area. The Company also owns the adjoining property to the east which consists of a 50,000 square foot building on a five acre lot. This property was acquired through the conversion of the prior year's mortgage receivable. Symetrics leases a 14,500 square foot building for $6,360 per month, with 27 months remaining on the term thereof, for its commercial contract manufacturing products. ADS leases a 14,428 square foot building for approximately $7,500 per month, with 47 months remaining on the lease. Symetrics considers its facilities to be suitable and adequate for the purposes for which they are used.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Symetrics Industries, Inc. common stock is traded in the NASDAQ National Market System under the symbol SYMT. As of May 16, 1997 there were approximately 480 holders of record of the common stock. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                             Fiscal Year 1997          Fiscal Year 1996
                             ----------------          ----------------
                         Bid           Asked          Bid            Asked
                         ---           -----          ---            -----
Quarter Ending        Low - High     Low - High    Low - High     Low - High
--------------        ----------     ----------    ----------     ----------
June 30                   7 5/8        16 5/8         8             13 1/2
September 30              7 3/4        12             7 7/8         11 1/4
December 31               7             8 3/4         6 3/4         10 1/4
March 31                  7            10 1/4         6 1/2          8 1/4

The Company did not pay a cash dividend for fiscal year 1997 or 1996.

In April 1996, the Company issued 207,399 shares of its common stock in a private transaction in exchange for substantially all of the outstanding capital stock of American Digital Switching, Inc. ("ADS"). Subsequently, in October 1996 and January 1997, the Company completed the acquisition of the remaining outstanding shares of ADS in exchange for 6,666 shares of the Company's common stock. The Company exchanged one share of its common stock for every 4.5 shares of common stock of ADS owned by the shareholders of ADS. For purposes of the transaction, the Company's common stock was valued at $7.626 per share.

In May 1996, the Company issued 10,000 shares of common stock to Richard E. Nichols, a vice president of the Company, as an employee stock bonus for services rendered to the Company.

In addition to rule 505 of Regulation D with respect to the private exchange transaction, both of the foregoing transactions were made in reliance on Section 4(2) of the Securities Act of 1933 (the "Securities Act"). No general advertisement or solicitation of offerees was made and all purchasers signed and delivered to the Company agreements wherein they represented, among other things, that the securities would be held for their own account for investment only and not with the intent to engage in a distribution of such securities. The certificates representing such securities bear legends restricting transferability in transactions not registered under the Securities Act, and the securities registers of the Company bear stop transfer legends.

ITEM 6.     SELECTED FINANCIAL DATA

                                                                  Fiscal Year Ended
                                        March 31        March 31        March 31       March 31        March 31
                                          1997            1996            1995           1994            1993
Contract Revenues                     $ 23,174,328    $ 22,096,589    $ 28,698,111   $ 11,185,085    $  6,316,601
Cost of Revenues                      $ 17,040,793    $ 16,096,618    $ 21,345,050   $  8,061,120    $  4,218,781
Research & development                $    277,527    $    365,568    $    534,571   $     93,533    $     56,868
General & administrative and other
expenses                              $  3,624,423    $  3,769,826    $  3,456,856   $  2,395,633    $  2,545,630
                                      ------------    ------------    ------------   ------------    ------------

Income (loss) from operations         $  2,231,585    $  1,864,577    $  3,361,634   $    634,799    $   (504,678)
Other revenue, net                    $    580,087    $    (14,151)              $              $               $
Net Interest income (expense)         $    (61,759)   $     59,627    $     60,675   $    (21,040)   $    (15,943)

Income (loss) before taxes            $  2,749,913    $  1,910,053    $  3,422,309   $    613,759    $   (520,621)

Net Income (loss)                     $  1,756,469    $  1,051,385    $2,545,364 *    $500,642 **    $   (516,543)

Net Income (loss) per share ***       $       1.09    $       0.66    $       1.78   $       0.36    ($      0.37)
Working Capital at end of year        $  3,566,209    $  4,701,861    $  4,180,472   $  2,141,536    $  2,017,005
Total Assets                          $ 16,854,250    $ 10,086,498    $ 10,783,632   $  5,264,997    $  4,294,470
Long ten Debt                         $  1,838,446    $    568,363    $    592,118   $  1,036,830    $  1,100,411

Shareholders Equity                   $  8,306,708    $  6,453,364    $  5,365,041   $  2,192,674    $  1,808,080

*   Includes a loss on disposal of a discontinued line of business of $ 49,138
**  Includes extraordinary item of $ 74,514 or $.09 per share due to the realization of a cumulative change in adopting financial standard No. 109
*** Earnings per share have been adjusted to reflect the 3 for 2 stock split in May 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Symetrics acquisition of American Digital Switching, Inc. was effective April 1, 1996, the start of fiscal 1997. Consequently all financial results for fiscal 1997 are presented on a consolidated basis for the entire year and the comparative results for 1996 and 1995 have been restated on consolidated basis as though the acquisition had occurred prior to the start of fiscal 1995.

Results of Operations
---------------------

FISCAL 1997 COMPARED WITH 1996

      Consolidated contract revenues of $23,174,328 for fiscal 1997 increased 5% over the previous year due to the growing volume of the commercial contract manufacturing business. Net income of $1,756,469 or $1.09 per share for fiscal 1997 included a $370,523 or $0.23 per share gain (net of income taxes), from the sale of the Company's former corporate headquarters in Melbourne, Florida. Net income of $1,385,946 or $0.86 per share exclusive of the gain, was 31.8% higher than the $1,051,385 or $0.66 per share for fiscal 1996 due in part to American Digital Switching, Inc.'s ("ADS") lower income tax benefit rate (19.5%) applied to loss carryovers during fiscal 1996. Other factors contributing to the increase in net income in 1997 were lower research and development expenses and a lower combined total of marketing and proposal and general and administrative expenses. It should be noted that marketing and proposal expenses of ADS for each year prior to fiscal 1997 are included in the general and administrative expense pool rather than being separately stated. Also in fiscal 1997 ADS' research and development expenses for the new CENTURA(TM) 2000 Systems have been capitalized and will be amortized over the anticipated quantity of the systems and subsystems to be sold.

      The higher interest expense in fiscal 1997 is attributed primarily to the interest on funds borrowed to finance the development of the CENTURA telephone switch. The income tax benefit rate applied to the ADS loss before taxes in fiscal 1996 was significantly lower than fiscal 1997 because the effective income tax rate for 1997 was 36.1% as compared to 45.0% for 1996. This decrease was largely attributable to the income tax benefit of consolidating ADS' current year net loss and net loss carryovers with Symetrics' taxable income. In 1996 and prior years, ADS recognized income tax benefits at a lower effective rate due to both the graduated tax brackets and deferred tax valuation allowances. In 1997, however, ADS' losses reduced income on a consolidated basis which would have been taxed at the maximum corporate rate. In addition, the previously established valuation allowances have been eliminated during 1997 since it is more likely than not that ADS' loss carryovers will be fully utilized. This resulted in a consolidated income tax rate of 36.1% for fiscal 1997 versus 45.0% for fiscal 1996.

      Backlog at March 31,1997 was $9.8 million compared with $13.8 million at March 31, 1996 due in part to an unexpected delay in an anticipated award from the Government. During fiscal 1997 the number of Company employees, including ADS, increased from 126 to 154 primarily because of the increased business in the Contract Manufacturing Division and ADS' increased staffing for the CENTURA development.

      Consolidated contract revenues for fiscal 1995 at $28,698,111 were substantially higher than $22,096,589 for 1996 since both Symetrics Industries and ADS had record years. Symetrics was operating with a very high backlog throughout 1995 on its Improved Data Modem ("IDM") contract and ADS was completing a large contract for Enhanced Processors for GTE's telephone switches that are installed in 32 cities. Net income from continuing operations for fiscal 1995 at $2,545,364 or $1.75 per share was also substantially higher than $1,051,385 or $0.66 per share for fiscal 1996 due to the higher business volume in 1995 and the tax benefit of loss carryforwards which significantly reduced the effective income tax rate applicable to ADS' 1995 income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)
---------------------------------

FISCAL 1996 COMPARED WITH 1995

      Backlog at March 31, 1996 was $13.8 million, down from $19.3 million the prior year primarily because the Government exercised more options in fiscal 1995 on the IDM contract than in fiscal 1996. During fiscal 1996 the Company's employees, including ADS, increased from 120 to 126 primarily because of the increased business in the Contract Manufacturing Division.

Liquidity and Capital Resources
-------------------------------

      During fiscal year 1997, the Company made significant progress on a large scale development program at ADS for the CENTURA central office telephone switch. As shown on the balance sheet, these product development costs of $2,187,758, funded by both short and long term debt financing, produced a negative cash flow for the year as working capital of $3,566,209 at March 31, 1997 was less than the $4,701,861 at March 31, 1996. Excluding this development program, cash flow was positive with working capital derived primarily from profitable operations of the Defense Products Division (DPD). The Company receives 90% progress payments on costs incurred and additional payments equal to 10% of costs plus about 8% profit that are billable as shipments are made on the largest contracts - Telemetry Sets and the IDM.

      Referring to the balance sheet, cash was substantially lower and current liabilities substantially higher for fiscal 1997 versus 1996 due to the cash requirements for the ADS product development, capital expenditures of $1,891,792 paid by cash and an increase in inventories of $1,025,356. The increase in inventories resulted from the purchase of $500,000 of electronic components to be utilized in anticipated contract awards in the first quarter of fiscal year 1998. The balance of the inventory is for shipments of the CENTURA telephone switches in the first half of fiscal 1998. The receivables relative to the payables was essentially the same for both years. Costs and estimated earnings in excess of billings on uncompleted contracts increased in 1997 compared with 1996 primarily because of the lower shipping volume on the IDM contract as the Government was implementing a design change to increase the IDM's computer memory. These costs and estimated earnings represent the work-in-process that is unbillable until shipments are made. The Company had about 55 contract accounts in 1997 compared with 30 in 1996. The 1996 mortgage receivable of $450,000 was converted into real property and has been consolidated with other real estate investments as an other asset. The balance sheet current portion of deferred income tax assets reflects the difference in timing of income and expense for accounting and income tax purposes.

      During fiscal year 1997, the Company acquired all of the outstanding stock of American Digital Switching, Inc. (ADS) of Melbourne, Florida. The purchase price was paid by cash of $35,000 and the delivery of 214,065 shares of Symetrics common stock. The consolidated balance sheet at March 31, 1997 includes $202,650 of ADS goodwill and $377,927 goodwill from the purchase of Southern Circuit Technology, Inc.(SCTI) in January 1995. The SCTI purchase price of $580,206, including $431,916 goodwill, was paid with $135,000 cash and the balance in Symetrics common stock. The Company has realized a markedly improved productivity of IDMs due to the acquired SCTI electronics assembly capability and believes this goodwill will be readily recovered by the cost savings on the IDM program.

      Referring again to the balance sheet, the net increase of $1,828,731 of property, plant and equipment is primarily related to the Company's new $1.8 million corporate headquarters facility purchased in October 1996 less the net book value of the previous facility. Other capital expenditures were for manufacturing equipment ($386,665), office computers and related equipment ($143,992) and leasehold and building improvements ($90,626). In fiscal year 1996 capital expenditures were $879,291, primarily for manufacturing equipment ($746,064), vehicles ($51,299), and land ($50,000).

      Capital expenditures for fiscal 1998 are anticipated to be about $750,000 for manufacturing equipment and special purpose software. Large capital purchases are normally financed for five years with the purchased items being used as collateral. However, in fiscal 1997and 1996, substantially all capital purchases were paid by cash and a $600,000 mortgage note on the new corporate headquarters facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)
-------------------------------------------

      The balance sheet deferred income tax assets reflects the adoption in fiscal 1994 of Statement of Financial Accounting Standards No. 109 which resulted from the customary difference in timing of income and expense for accounting and income tax purposes. Investment in real property in 1997 was $513, 298 reflecting the purchase of two parcels of property in Melbourne totaling $93,771 and the conversion of the prior year mortgage receivable into ownership ($419,527) of a 50,000 square foot building on a five acre lot adjacent to the Company's new facility.

      The increase in billings in excess of costs and estimated earnings reflect advanced customer payments. Accrued liabilities increased by $276,963 primarily reflecting the accrual for advanced billings for ADS customers. The $218,545 income tax liability for fiscal 1997 reflects current taxes of $762,102 for the profitable year, less payments during the year. The non-current deferred tax liability of $191,584 resulted primarily from a tax deferred gain on the Company's previous facility and the acquisition of the new facility. Long term debt increased $1,270,083 previously for the mortgage on the new corporate facility and the development costs for the CENTURA switch.

      As of March 31, 1997, $400,000 was available to the Company on its unsecured $1,500,000 line-of-credit and the Company had an unused commitment of $500,000 for equipment purchases.

      Referring to the statement of cash flows, during fiscal year 1997 net cash used by operating activities was $1,657,905. Other material items, not covered previously, include the borrowing of $1,099,000 on the Company's line of credit for short term working capital purposes as well as the increase of long term debt of $1,590,633. Also, a fifteen year mortgage of $600,000 was established for the new corporate facility purchased for $1,850,637. During fiscal year 1997 proceeds from the exercise of 13,500 stock options by employees totaled $ 46,875.

      For financial management the Company uses a number of measures of liquidity and profitability. The following figures represent year end values for the last three fiscal years:

                                                         1997       1996        1995
                                                         ----       ----        ----
Working capital                                    $3,566,209  $4,701,861  $4,180,472
Current ratio                                            1.59        2.79        1.95
Leverage ratios       - Current debt to net worth         .31         .01         .01
                      - Total debt to net worth           .53         .09         .20
Profitability ratios  - Return on sales, net             7.58%       4.76%       9.04%
                      - Return on net worth             21.15%      16.38%      48.34%
                      - Gross profit                    26.47%      27.15%      25.62%

      These measurement factors for the past three years, indicate a strong financial posture despite increased cash outlays and borrowings for development of new products. The current and leverage ratios are also favorable considering high level of business volume over the last three fiscal years.

      The United States Government spending for defense related products appear to have stabilized. Although each solicitation is very competitive, the Company believes that sufficient new business opportunities exist and that it has the capability and technical expertise to win its share of the awards. During fiscal 1997, the Company's IDM contract, increased to a total contract value of $57.7 million for 1761 IDMs since the contract award in March 1993. Although there can be no assurance with respect to future orders, the Company's IDM contract has option provisions whereby the Government may order additional equipment through September 1998. The Company believes the IDM program will be a significant part of its business for several years.

      The Company believes that its backlog of $ 9.8 million at March 31, 1997, although down from the backlog of $13.8 million last year, is still a solid base for strong financial results in fiscal 1998. In the last three fiscal years, the Company has diversified into three commercial/industrial markets that accounted for over 32% of the Company's total revenues in fiscal 1997. Although there can be no assurance, the Company believes that its diversification efforts will contribute up to 40 percent of total revenues in fiscal 1998, with the potential for additional growth in subsequent years with sales of the CENTURA telephone switch a potentially strong high-end commercial product.
                                       9

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          Index to Financial Statements


                                                                    Page
                                                                    ----
Independent Auditor's Report                                        11

Financial Statements:

Balance Sheet, March 31, 1997 and 1996                              12, 13

Statement of Operations, Years Ended March 31, 1997, 1996,          14
and 1995

Statement of Stockholders' Equity, Years Ended March 31,            15
1996, 1995 and 1994

Statement of Cash Flows, Years Ended March 31, 1996, 1995           16,17
and 1994

Notes to Financial Statements                                       18-26

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Board of Directors
Symetrics Industries, Inc.

      We have audited the accompanying consolidated balance sheet of Symetrics Industries, Inc. and subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symetrics Industries, Inc. and subsidiary at March 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


                                                    /s/ Pricher and Company
                                                    -----------------------
                                                    Pricher and Company
                                                    -------------------







Orlando, Florida
May 22, 1997

                  SYMETRICS INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                           March 31, 1997 and 1996

                                                     1997             1996
                                               --------------    --------------

     ASSETS
     ------

Current assets:
     Cash and cash equivalents                 $      56,638     $   1,657,905
     Contract and accounts receivable              2,365,365         1,581,428
     Costs and estimated earnings in excess
        of billings on uncompleted contracts       5,452,394         2,931,069
     Inventories                                   1,661,249           635,893
     Mortgage receivable                                               450,000
     Deferred income taxes                            51,677
     Other                                            57,453            65,898
                                                  -----------      ------------
        Total current assets                       9,644,776         7,322,193
                                                  -----------      ------------


Property, plant and equipment                      5,163,389         3,336,076
     Less accumulated depreciation                 1,571,167         1,572,585
                                                  -----------      ------------
                                                   3,592,222         1,763,491
                                                  -----------      ------------

Deferred income taxes                                273,549           325,453
                                                  -----------      ------------


Other assets:
     Product development costs                     2,187,758
     Investment in real property                     513,298
     Goodwill, less accumulated amortization:
        1997, $122,313; 1996, $74,334                501,064           549,043
     Other                                           141,583           126,318
                                                  -----------      ------------
                                                   3,343,703           675,361
                                                  -----------      ------------




                                               $  16,854,250     $  10,086,498
                                                  ===========      ============










          See accompanying notes to consolidated financial statements.

                  SYMETRICS INDUSTRIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                           March 31, 1997 and 1996



                                                     1997             1996
                                               --------------    --------------

     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Notes payable                             $   2,523,000     $       1,000
     Current maturities of long-term debt             72,719            25,436
     Accounts payable                              2,157,360         1,448,181
     Billings in excess of costs and estimated
        earnings on uncompleted contracts            144,373             7,869
     Accrued liabilities                             962,570           685,607
     Income taxes payable                            218,545           452,239
                                                  -----------      ------------
        Total current liabilities                  6,078,567         2,620,332
                                                  -----------      ------------


Deferred income taxes                                191,584
Deferred compensation liability                      438,945           479,439
Long-term debt, less current maturities            1,838,446           568,363
                                                  -----------      ------------
                                                   2,468,975         1,047,802
                                                  -----------      ------------

Stockholders' equity:
     Common stock, par value $.25 per share;
     authorized
        5,000,000 shares, issued 1,625,463 and
        1,601,963 shares                             406,366           400,491
     Additional paid-in capital                    2,209,358         2,083,358
     Retained earnings                             5,690,984         3,934,515
                                                  -----------      ------------

        Total stockholders' equity                 8,306,708         6,418,364
                                                  -----------      ------------






                                               $  16,854,250     $  10,086,498
                                                  ===========      ============










          See accompanying notes to consolidated financial statements.

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    Years Ended March 31, 1997, 1996 and 1995

                                                                1997            1996            1995
                                                        ------------    ------------    ------------
Contract revenues                                       $ 23,174,328    $ 22,096,589    $ 28,698,111
                                                        ------------    ------------    ------------

Cost and expenses:
      Cost of revenues earned                             17,040,793      16,096,618      21,345,050
      Research and development                               277,527         365,568         534,571
      Marketing and proposals                              1,771,781         880,150         418,255
      General and administrative                           1,852,642       2,889,676       3,038,601
                                                        ------------    ------------    ------------
                                                          20,942,743      20,232,012      25,336,477
                                                        ------------    ------------    ------------

          Income from operations                           2,231,585       1,864,577       3,361,634
                                                        ------------    ------------    ------------

Other income (expense):
      Gain (loss) on sale of  property and equipment         580,087         (14,151)
      Interest and other income                              129,073         110,439         137,720
      Interest expense                                      (190,832)        (50,812)        (77,045)
                                                        ------------    ------------    ------------
                                                             518,328          45,476          60,675
                                                        ------------    ------------    ------------

          Income before income taxes                       2,749,913       1,910,053       3,422,309

Income taxes                                                 993,444         858,668         828,807
                                                        ------------    ------------    ------------

          Income from continuing operations                1,756,469       1,051,385       2,593,502

Discontinued operations:
      Loss on disposal of discontinued line of
         business (net of $12,727 income tax benefit)                                        (48,138)
                                                        ------------    ------------    ------------

          Net income                                    $  1,756,469    $  1,051,385    $  2,545,364
                                                        ============    ============    ============

Earnings per common share:

      Weighted average shares outstanding                  1,615,148       1,592,448       1,458,008
                                                        ============    ============    ============

      From continuing operations                        $       1.09    $       0.66    $       1.78

      From discontinued operations                                                             (0.03)
                                                        ------------    ------------    ------------

      Net income                                        $       1.09    $       0.66    $       1.75
                                                        ============    ============    ============


          See accompanying notes to consolidated financial statements.

                           SYMETRICS INDUSTRIES, INC.

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Years Ended March 31, 1997, 1996 and 1995

                                           Common Stock
                                   -----------------------------
                                                                Additional                     Total
                                    Number of         Par        Paid-In        Retained    Stockholders'
                                     Shares          Value       Capital        Earnings      Equity
                                   -----------   -----------   -----------   ------------   ------------
Balance,  March 31, 1994             1,016,970   $   254,242   $ 1,635,666   $    337,766   $ 2,227,674

Stock options exercised                 86,071        21,518       125,279                      146,797

Shares issued in connection with
purchase of assets of SCTI              29,680         7,420       437,786                      445,206

Net income for the year
  ended March 31, 1995                                                          2,545,364     2,545,364
                                   ------------   -----------   -----------   ------------   -----------

Balance,  March 31, 1995             1,132,721       283,180     2,198,731      2,883,130     5,365,041

Adjustments to number of shares
   issued in connection with
   purchase of assets of  SCTI         (3,313)         (828)           828

Stock options exercised                 14,250         3,563        33,375                       36,938

Three for two stock split              458,305       114,576     (114,576)

Net income for the year
  ended March 31, 1996                                                          1,051,385     1,051,385
                                   ------------   -----------   -----------   ------------   -----------

Balance,  March 31, 1996             1,601,963       400,491     2,118,358      3,934,515     6,453,364

Stock bonus paid as
  compensation                          10,000         2,500        82,500                       85,000

Stock options exercised                 13,500         3,375        43,500                       46,875

Purchase of ADS shares for cash                                   (35,000)                     (35,000)

Net income for the year
  ended March 31, 1997                                                          1,756,469     1,756,469
                                   ------------   -----------   -----------   ------------   -----------

Balance,  March 31, 1997             1,625,463   $   406,366   $ 2,209,358   $  5,690,984   $ 8,306,708
                                   ============   ===========   ===========   ============   ===========
















          See accompanying notes to consolidated financial statements.

                           SYMETRICS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    Years Ended March 31, 1997, 1996 and 1995

                                                                    1997          1996           1995
                                                                -----------    -----------    -----------
Cash flows from operating activities:
     Reconciliation of net income
       to net cash provided by (used in) operating activities
        Net income                                              $ 1,756,469    $ 1,051,385    $ 2,545,364
        Items not requiring cash:
            Loss (gain) on sale of equipment                       (580,087)        16,011
            Loss on sale of marketable securities                     8,225
            Depreciation and amortization                           455,471        406,654        306,719
            Deferred compensation                                   (40,494)        46,740         45,300
              life insurance                                         (4,017)        (7,647)
            Stock bonus                                              85,000           --             --
            Deferred income taxes                                   191,811         25,736        (13,257)

        Changes in assets and liabilities net
          of effects from purchase of SCTI:
            Contract receivables                                   (144,546)       725,677     (1,365,866)
            Other receivables                                      (639,391)       929,515       (867,061)
            Costs and estimated earnings in excess
              of billings on uncompleted contracts               (2,521,325)       644,432     (2,160,915)
            Inventory                                            (1,025,356)       187,912        182,311
            Prepaid expenses                                          8,445        111,030       (108,746)
            Product development costs                            (2,187,758)          --             --
            Other assets                                            (15,265)      (178,591)      (117,529)
            Accounts payable                                        709,179     (1,576,615)     1,877,761
            Billings in excess of costs and estimated
              earnings on uncompleted contracts                     136,504       (159,103)       166,309
            Accrued liabilities                                     276,963        153,418         53,766
            Income taxes payable                                   (233,694)      (260,551)       631,759
        Decrease in deposits                                           --           16,379         19,080
                                                                -----------    -----------    -----------

            Net cash provided by (used in) operating
              activities                                         (3,768,074)     2,136,012      1,195,573
                                                                -----------    -----------    -----------



























         See accompanying notes to consolidated financial statements.



                           SYMETRICS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                    Years Ended March 31, 1997, 1996 and 1995

                                                                   1997           1996           1995
                                                                -----------    -----------    -----------
Cash flows from investing activities:
     Purchase of marketable securities                                 --             --          (11,313)
     Proceeds from sale of marketable securities                       --             --          168,264
     Acquisition of investment property                            (100,887)          --             --
     Capital expenditures                                        (1,891,792)      (879,291)      (358,124)
     Proceeds from sale of equipment                                748,245          1,050            587
     Payment for purchase of SCTI, net of
        cash acquired                                                  --             --         (126,359)
     Investment in mortgage receivable                              125,000           --         (450,000)
     Proceeds from surrender of life insurance policy                  --          101,166         91,296
     Payment of deferred acquisition costs                             --          (15,739)          --
                                                                -----------    -----------    -----------

        Net cash used in investing activities                    (1,119,434)      (792,814)      (685,649)
                                                                -----------    -----------    -----------

Cash flows from financing activities:
     Reduction of long-term debt                                    (50,267)       (40,369)      (699,455)
     Proceeds from line of credit                                 1,099,000           --             --
     Proceeds from long-term debt                                 2,190,633           --           80,508
     Proceeds from stock options                                     46,875         36,938        146,797
                                                                -----------    -----------    -----------

        Net cash provided by (used in) financing
          activities                                              3,286,241         (3,431)      (472,150)
                                                                -----------    -----------    -----------

        Net increase (decrease) in cash and
           cash equivalents                                      (1,601,267)     1,339,767         37,774

        Cash and cash equivalents at beginning
          of year                                                 1,657,905        318,138        280,364
                                                                -----------    -----------    -----------

        Cash and cash equivalents at end of year
                                                                $    56,638    $ 1,657,905    $   318,138
                                                                ===========    ===========    ===========

Supplemental cash flow information:

     Amounts paid during the year for:

        Interest                                                $   190,832    $    55,757    $    78,557
                                                                ===========    ===========    ===========

        Income taxes                                            $ 1,035,327    $   576,307    $   208,571
                                                                ===========    ===========    ===========















         See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS
      For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

REVENUE AND COST RECOGNITION
      Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the estimated total cost for each contract.
      Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period such losses are determined. Estimates of total contract costs are reviewed periodically during each year and the cumulative effects of changes in total estimated contract costs are recognized in the period determined. Revenues recognized in excess of amounts billed are classified under current assets as "costs and estimated earnings in excess of billings on uncompleted contracts". Amounts billed in excess of revenues recognized to date are classified under current liabilities as "billings in excess of costs and estimated earnings on uncompleted contracts".

CONTRACT RECEIVABLES
      Contract receivables are due from the U.S. Government and commercial customers and are considered current and fully collectible at March 31, 1997 and 1996. Contract receivables include only those amounts which are currently due and payable and do not include retainages or recognized but unbilled revenues.
      Billings are determined based on the terms of the individual contracts which generally provide for progress payment billings based on ninety percent of contract costs incurred. As of March 31, 1997 and 1996, there were no significant amounts included in contract receivables related to claims or other similar items subject to uncertainty concerning their determination or ultimate realization.

INVENTORY
      Inventory is valued at lower of cost or market. Cost is determined generally on a first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property which ranges from five to twenty-five years. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized as income for the period. The cost of maintenance and repairs is charged to income when incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

INCOME TAXES
      On April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires that deferred taxes be established for all temporary differences between the book and tax bases of assets and liabilities. In addition, deferred tax balances must be adjusted to reflect tax rates that will be in effect in the years in which the temporary differences are expected to reverse. Accordingly, deferred tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. The primary temporary differences between financial and income tax reporting relate to depreciation methods and deferred compensation expense.

USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESEARCH AND DEVELOPMENT COSTS
      Research and development costs are generally charged to expense as incurred. However, costs for the development of the Company's central office telephone switch, by its subsidiary, that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based upon anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include materials, direct labor and related overhead.
      Amortization is provided on a product-by-product basis using the sales ratio method. Unamortized capitalized development costs determined to be in excess of net realizable value of the product are expensed immediately.

PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of Symetrics Industries, Inc. and its wholly owned subsidiary, American Digital Switching, Inc. Intercompany accounts and transactions are eliminated.

GOODWILL
      Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited, 10 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the goodwill, a loss is recognized for the difference between the fair value and carrying value of the goodwill.

2.    BUSINESS SEGMENTS
      The Company operates principally in four industries, a) the manufacture and sale of electronic components to the United States Government primarily for defense-related applications, b) the manufacture and sale of electronic components to commercial and industrial customers, c) the development and sale of software products to commercial customers and, d) telephone systems manufacturing. All four activities are generally performed under fixed-price contracts. Total revenue by industry includes only sales to unaffiliated customers.
      Operating profits are total revenue less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, interest expense, rental income, interest income and income taxes.
      Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, a mortgage receivable, a portion of property, plant and equipment, and investments in real property.

      The following summarizes certain financial information for the years ended March 31, 1997, 1996 and 1995 classified as described above:

                                              1997        1996        1995
                                            --------    --------    --------
                                                      (in thousands)
                                                      --------------
          SALES TO UNAFFILIATED CUSTOMERS
          Defense products                  $ 15,696    $ 17,060    $ 20,764
          Contract manufacturing               4,073       2,103         230
          Computer Telephony                   1,011         530         348
          Telephone systems                    2,394       2,404       7,356
                                            --------    --------    --------
                                            $ 23,174    $ 22,097    $ 28,698
                                            ========    ========    ========

          Operating profit (loss)
                                                                    --------
          Defense products                  $  2,997    $  3,325    $  2,686
          Contract manufacturing                  98          38         (18)
          Computer Telephony                    (279)       (363)       (234)
          Telephone systems                     (392)       (977)      1,014
                                            --------    --------    --------
                                               2,424       2,023       3,448

          Corporate expenses                     192         158          86
                                            --------    --------    --------
                                               2,232       1,865       3,362

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              1997        1996        1995
                                            --------    --------    --------
          Unallocated components of
            other income and expense             518          45          60
                                            --------    --------    --------
          Net income before income taxes    $  2,750    $  1,910    $  3,422
                                            ========    ========    ========
          IDENTIFIABLE ASSETS
          Defense products                  $  6,503    $  3,431    $  5,607
          Contract manufacturing               3,033       2,317       1,250
          Computer Telephony                     815         411         229
          Telephone systems                    3,925       1,652       2,788
          Corporate assets                     2,578       2,275         959
                                            --------    --------    --------
                                            $ 16,854    $ 10,086    $ 10,833
                                            ========    ========    ========

      The  following   summarizes  the  depreciation  and  amortization  of  and
additions to property, plant and equipment for the three years ended March 31, 1997, 1996 and 1995.
                                                 1997      1996       1995
                                             --------      ----       ----
                                                       (in thousands)
                                                       --------------
Depreciation
------------
Defense products                               $   147     $   141      $ 127
Contract manufacturing                             127          76         15
Computer Telephony                                  25          11          2
Telephone systems                                   93          91        114
Corporate                                           15           8          8
                                                   ---         ---        ---
                                               $   407     $   327      $ 266
                                                  ====         ===        ===
Additions
---------
Defense products                                $1,615     $   257    $    66
Contract manufacturing                             115         627        387
Computer Telephony                                  38          33         18
Telephone systems                                  202          43         85
Corporate                                          492          51          2
                                                 -----       -----        ---
                                                $2,462      $1,011     $  558
                                                 =====       =====        ===
3.    BUSINESS COMBINATION
      Effective April 1, 1996, the Company acquired approximately 98% of the outstanding capital stock of American Digital Switching, Inc. ("ADS") of Melbourne, Florida. ADS is a provider of central office digital switching systems and support services to telephone companies serving the communications requirements of rural communities.
      The acquisition was accomplished by the exchange of one share of Symetrics' common stock for every 4.5 shares of ADS common stock (the "Exchange"). Pursuant to the Exchange, Symetrics exchanged 214,065 shares of Symetrics common stock, or approximately 13% of the outstanding capital stock of Symetrics after the Exchange, for 963,334 shares of ADS. The remaining 20,000 outstanding shares were acquired for $35,000 in cash. The transaction has been
accounted  for  as  a  pooling  of  interests.   Accordingly,  the  accompanying
consolidated financial statements for periods prior to the merger have been restated to present the combined operations of the merged companies.
      Operating results of the separate companies for periods prior to the merger, assuming that the merger occurred on April 1, 1994 were:

                                            Year Ended March 31,
                                            --------------------
                                            1996             1995
                                            ----             ----
Contract revenues:
                            Symetrics   $19,692,320       $21,341,695
                            ADS           2,404,269         7,356,416
                                        -----------       -----------
                                        $22,096,589       $28,698,111
                                        ===========       ===========
Net income (loss)
                            Symetrics   $ 1,846,477       $ 1,469,807
                            ADS            (795,092)        1,123,695
                                        -----------       -----------
                                        $ 1,051,385       $ 2,593,502
                                        ===========       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    CONCENTRATIONS OF CREDIT RISK
      At March 31, 1997 and 1996, accounts receivable due from the U.S. Government comprised 14% and 23%, respectively of the total amounts due to the Company.
      For the years ended March 31, 1997, 1996 and 1995, respectively, approximately 68%, 77% and 72% of Company's revenues were derived from contracts with the U.S. Government

5.    CONTRACTS IN PROCESS
      Comparative information with respect to contracts in process at March 31, 1997 and 1996 is as follows:

                                      1997          1996
                                      ----          ----
Cost incurred                     $52,639,440    $39,505,908
Estimated earnings                 12,524,071      8,136,268
                                  -----------    -----------
                                   65,163,511     47,642,176
Less billings to date              59,855,490     44,718,976
                                  -----------    -----------

                                  $ 5,308,021    $ 2,923,200
                                  ===========    ===========


Included in the accompanying balance sheet under the following captions:

                                                    1997          1996
                                                    ----          ----
Costs and  estimated  earnings  in excess
of billings on uncompleted contracts             $5,452,394    $2,931,069

Billings in excess of costs and estimated
earnings on uncompleted contracts                   144,373         7,869
                                                 ----------    ----------
                                                 $5,308,021    $2,923,200
                                                 ==========    ==========

      Costs incurred on uncompleted contracts do not exceed the aggregate estimated cost of all in-process and delivered units on the basis of the estimated average cost of all units expected to be produced under contracts not yet complete. All costs incurred on uncompleted contracts are expected to be absorbed in cost of revenues earned based on existing firm orders at March 31, 1997 and 1996. As of March 31, 1997 and 1996, there were no significant amounts included in uncompleted contracts related to claims or other similar items subject to uncertainty concerning their determination or ultimate realization.

6.    PROPERTY, PLANT AND EQUIPMENT
      Depreciation expense for the years ended March 31, 1997, 1996 and 1995 was $407,493 and $327,525 and $265,470, respectively. Property, plant and equipment at March 31, 1997 and 1996 include the following:

                                         1997      1996
                                         ----      ----
                                        (in thousands)
Land                                     $505       $97
Buildings and improvements              1,444       551
Machinery and  equipment                2,816     2,332
Office furniture and equipment            354       242
Transportation equipment                   44       114
                                       ------    ------
                                       $5,163    $3,336
                                       ======    ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       NOTES PAYABLE

Notes payable consists of the following:
                                                               March 31,
                                                           1997         1996
                                                        ----------   ----------
Unsecured line of credit of $2,000,000;  with a bank;
interest  payable monthly at the lending bank's prime
rate less 0.25%  (prime  was 7.28% at March 31,  1997
and 8.259% at March 31, 1996) or at the option of the
Company,  the 30-day London  Interbank  Offering Rate
("LIBOR")  base rate plus 1.5  basis  points.  Of the
$2,000,000,   $1,500,000  may  be  used  for  general
short-term working capital  requirements and $500,000
is available for equipment  purchases.  The agreement
contains   financial   covenants  which  require  the
Company  to  maintain  debt to net worth  ratio of no
greater than 2 to 1 and current ratio of no less than
1.5 to                                                  $1,100,000   $    1,000
1.  This  line  of  credit  expires  July  31,  1998.
Unsecured  line of credit of $1,500,000  with a bank;
interest payable monthly at the 30-day LIBOR plus 1.5
basis  points  (rate was 6.9375% at March 31,  1997).
Unused balance  expires  October 11, 1997;  remaining
balance
due October 11, 2001.                                    1,423,000
                                                        ----------   ----------
Total                                                   $2,523,000   $    1,000
                                                        ==========   ==========

8.       LONG-TERM DEBT
                                                               March 31,
                                                           1997         1996
                                                        ----------   ----------
Long-term debt consists of the following:
Note payable to Rural Telephone  Finance  Cooperative
(RTFC)  under  revolving  line  of  credit;   maximum
principal   outstanding  not  to  exceed  $2,000,000;
secured  by  inventory,  receivables  and  equipment;
prime  (7.0% at March  31,  1997);  matures  June 26,
2000.                                                   $1,250,000   $  500,000

Note payable, unsecured, to former corporate officer;
due  $2,122  monthly,   including   interest  at  8%,
beginning  January 1, 1995 until maturity on December
1, 1999.                                                    62,679       82,272

Note  payable  to a bank;  due  $3,334  monthly  plus
interest  at 1.5%  above  the  one-month  LIBOR  rate
(6.9375% at March 31,  1997);  matures on October 11,
2011.                                                      579,996

Note payable to bank; secured by equipment;  due $533
monthly, including interest at 6.217%; until maturity
on February 21, 1998.                                        5,683       11,527

Note payable secured by leasehold improvements;  $271
monthly,  including  interest at 10.25%,  maturity on
June 26, 2000.                                              12,807
                                                         ---------    ---------
                                                         1,911,165      593,799
Less current portion                                        72,719       25,436
                                                         ---------    ---------

Long-term portion                                       $1,838,446    $ 568,363
                                                        ==========    =========
                                       22

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may draw advances on the revolving line of credit up to the maximum principal amount of $2,000,000; however, unpaid advances may not exceed 65% of the sum of the Company's inventory and non-delinquent trade accounts receivable. The loan and security agreement requires that the Company obtain the RTFC's written approval prior to incurring certain additional indebtedness. Prior approval is also required before the Company may make payment of any cash dividends to its owners or make any other cash distribution beyond that in the ordinary course of business.

      Annual maturities of long-term debt outstanding at March 31, 1997 are summarized as follows:

          1998         $72,719
          1999         $69,421
          2000      $1,309,053
          2001         $40,008
          2002         $40,008

6.    STOCK OPTIONS
      Under the Company's 1983 Incentive Stock Option Plan, 117,975 shares of common stock (adjusted for the effect of 1985, 1986 and 1995 stock dividends) were reserved for issuance upon exercise of options granted to officers and key employees. All of the shares issued under this plan have been exercised or have lapsed at March 31, 1997.

      During 1994, the Company adopted another Stock Option Plan which reserves 240,000 shares of common stock (adjusted for the effect of 1995 stock dividend) for issuance upon exercise of options granted to key employees, officers, directors and consultants. The option price shall not be less than one hundred percent of the fair market value of the stock on the date of the grant. All options granted expire ten years after the date of grant.

      Transactions and other information relating to the plans for the years ended March 31, 1997 and 1996 are as follows:

                                              Number of        Option Price
                                               Shares            Per Share
                                               ------            ---------
  Options outstanding at beginning of year:
     1997                                       83,250         $1.25 to $10.92
     1996                                       64,500         $1.25 to $ 6.25
  Options granted during:
     1997                                       50,268         $7.38 to $ 8.50
     1996                                       33,000       $11.375 to $14.50
  Options exercised during:
     1997                                       13,500         $1.25 to $ 9.67
     1996                                       14,250         $1.25 to $ 6.25
  Options lapsing during:
     1997                                          -0-
     1996                                          -0-
  Options outstanding at end of year:
     1997                                      120,018         $1.25 to $10.92
     1996                                       83,250        $1.875 to $14.50


      Options exercisable at March 31, 1997 and 1996 totaled 46,068 and 35,250, respectively.

10.   STOCK SPLIT
      The Company declared a three-for-two stock split effective May 1, 1995 with a payment date of May 15, 1995.

11.   LEASES
      The Company leases portions of its facilities to various tenants on both month-to-month and long-term bases. As of March 31, 1997, monthly rental income under these arrangements was approximately $10,000.
      The Company entered into several long-term operating lease agreements for the premises which house its contract manufacturing division and the premises which houses its telephone systems division. Rent expense for these leases during the year ended March 31, 1997 was $200,793. The leases expire beginning March 31, 1998.
                                       23

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Annual lease payments are as follows:


Year Ending  March 31,
             --------
                1998      $286,064
                1999      $234,690
                2000      $204,690
                2001      $204,690
                2002      $ 84,036
            Thereafter    $  2,287

12.   EMPLOYEE BENEFIT PLAN
      Effective January 1, 1990, the Company established a profit-sharing plan, as provided for under Section 401(k) of the Internal Revenue Code, whereby all eligible employees are entitled to defer up to the lesser of $9,500 or fifteen percent of their salary. Substantially all employees are eligible to participate in the plan depending on the length of service and attainment of minimum age requirements. Under the terms of the plan, the Company contributes an amount equal to seventy -five percent (75%) of the first six percent (6%) of compensation each employee elects to defer. At the discretion of the Board of Directors, the Company may make additional contributions to the plan or modify the employer matching contribution percentage. Employer contributions to the plan in 1997, 1996 and 1995 were $70,319, $57,691, and $31,725, respectively.
      The Company does not provide health care benefits or life insurance coverage for retired employees and therefore the accompanying financial statements do not include any expense related to such benefits.

13.   GAIN ON SALE OF PROPERTY AND EQUIPMENT
      In October 1996, the Company sold its administrative and defense products manufacturing facility on Harbor City Boulevard in Melbourne, Florida for approximately $730,000. The property had a net book value of $150,000 resulting in a gain of approximately $580,000 which is included in other income in the accompanying statement of operations.
      The Company purchased a new facility on West NASA Boulevard in Melbourne for approximately $1.8 million which presently serves as its corporate headquarters and defense products manufacturing facility.

14.   INCOME TAXES

      Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, ("SFAS No. 109") "Accounting for Income Taxes". The cumulative effect of the change in accounting principle is included in determining net income for 1994. Financial statements for prior years have not been restated. The components of income taxes (benefit) are as follows:

                                 1997           1996           1995
                                 ----           ----           ----
    Current:
      Federal                 $ 695,219      $ 938,523     $ 791,443
      State                      66,883         87,375        64,262
                              ---------      ---------     ---------
                                762,102      1,025,898       855,705
                              =========      =========     =========
    Deferred:
      Federal                   213,579       (154,403)      (24,835)
      State                      17,363       ( 12,827)      ( 2,063)
                              ---------      ---------     ---------
                                231,342       (167,230)      (26,898)
                              =========      =========     =========
                              $ 993,444      $ 858,668     $ 828,807
                              =========      =========     =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that result in deferred tax assets and deferred tax liabilities at March 31, 1997 and 1996 are as follows:

                                                     1997        1996
                                                     ----        ----
Deferred tax assets:
   Net operating loss and tax credit carryovers $291,862 $308,332 Deferred compensation due to accrual
      for financial reporting purposes.             157,208     171,711
   Compensated absences, due to accrual
      for financial reporting purposes               42,649      34,558
    Other                                             9,028
                                                   --------    --------
         Total deferred tax assets                  500,747     514,601

         Less valuation allowance                                86,929
                                                   --------    --------
         Total deferred tax assets                  500,747     427,672

Deferred tax liabilities:
   Property, plant and equipment, due
     to differences in depreciation                 367,105     102,219
                                                    -------    -------

          Net deferred tax assets                  $133,642    $325,453
                                                   ========    ========

      Since it is more likely than not that the deferred tax assets will be realized in future reversals of existing temporary differences, future taxable income and tax planning strategies, the Company has determined that it is not required to establish a valuation allowance as of March 31, 1997 for the deferred tax assets as required by SFAS No. 109.
      The effective tax rate varied from the statutory federal income tax rate as follows:

                                                         1997   1996    1995
                                                         ----   ----    ----
Statutory federal income tax rate                       34.0%   34.0%   34.0%
Increase (decrease):
    State income  taxes, net of federal benefit          2.0%    2.0%    2.0%
  Change in valuation  allowance for net operating
   loss and tax credit carryovers                                8.7%  (12.1)%
    Non-deductible expenses                                      0.2%     0.2%
    Other                                                0.1%    0.1%     0.1%
                                                        -----   -----  -------
    Effective income tax                                36.1%   45.0%    24.2%
                                                        ====    ====     ====

      The Company has loss carryforwards totaling $220,642 that may be offset against future taxable income and research credits totaling $71,220 that may be offset against future federal income taxes. If not used, the carryforwards and credits will begin to expire in the fiscal year ending March 31, 2008.

15.   COMMITMENTS AND CONTINGENCIES

      The Company has a deferred compensation agreement with its president that requires eight annual payments of $80,000 upon retirement. The present value of this liability at March 31, 1997 and 1996 was $438,945 and $479,439, respectively.
      The Company has also entered into an employment agreement with its president which provides for an annual base salary and an incentive bonus. For the years ended March 31, 1997 and 1996, bonuses under this arrangement amounted to $71,353 and $120,542, respectively, which are reported as accrued liabilities in the accompanying balance sheet.

      In January, 1995, the Company entered into a four-year employment agreement with its vice president of manufacturing. In addition to a base salary, the agreement provides for a maximum bonus of $70,000 for calendar year 1997 and increases to $80,000 in 1998.
                                       25

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company has guaranteed certain bank debt of KTA Management, Inc. totaling approximately $1,000,000 at March 31, 1997.

16.   EARNINGS PER COMMON SHARE

      Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during each year. Stock options were not included in the calculation of such per share data as their effect would be immaterial. The 29,680 shares issued in connection with the purchase of the assets of SCTI were treated as common stock equivalents as of the purchase date of January 5, 1995. However, the number of shares issued in connection with the SCTI acquisition was actually 26,367. The effect of this change has not been reflected in the weighted average number of shares as it would be immaterial.

      All share and per share data, except shares authorized, have been retroactively adjusted to reflect a three-for-two stock split effective May 1, 1995.

17.   NON-CASH FINANCING AND INVESTING ACTIVITIES

      For the year ended March 31, 1997, the Company acquired property with a total cost of $2,491,792. Of this amount $1,891,792 was paid in cash and the remaining $600,000 was paid by a note payable.
      The Company also acquired investment property in the amount of $463,298. Of this amount, $362,411 was acquired in foreclosure on a mortgage receivable and related accrued interest and $100,887 was paid in cash.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained on pages 4, 5 and 6 of the Company's definitive proxy statement dated June 6, 1997 with respect to Directors and Executive Officers is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION

      The information contained on pages 6 and 7 of the Company's definitive proxy statement dated June 6, 1997 with respect to executive compensation is incorporated herein by reference in response to this item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information contained on page 2 of the Company's definitive proxy statement dated June 6, 1997 with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained on page 8 of the Company's definitive proxy statement dated June 6, 1997 with respect to certain relationships and related transactions is incorporated herein by reference in response to this item.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following financial statements of Symetrics Industries, Inc. are included in Part II, Item 8:

(a)     1. Financial Statements                 Page
                                                ----
        Independent Auditor's                     11
        Report
        Balance Sheet                          12,13
        Statement of Operations                   14
        Statement of                              15
        Stockholders' Equity
        Statement of Cash Flows                16,17
        Notes to Financial Statements          18-26

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           (CONTINUED)


      2. Financial Statement Schedules

            All schedules have been omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

      3. Exhibits

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

               10.4 Employment Agreement dated January 5, 1995 between the Company and Anton Szpendyk (Incorporated by reference to the Company's Current Report on Form 8-K dated January 5, 1995). *

               10.5 Loan agreement dated October 1, 1996 in favor of First Union National Bank of Floirda by KTA Management, Inc. and Symetrics Industries, Inc. as guarantor.

               23 Consent of Pricher and Company, independent certified public accountants.

               25 Subsidaries of the Registrant.

               27 Financial data schedule.

               * Management contract or compensatory plan or arrangement

      (b)   Reports on Form 8-K

         The Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        SYMETRICS INDUSTRIES, INC.
                        (Registrant)



                        /s/ Dudley E. Garner, Jr.
                        ----------------------------
                        Dudley E. Garner, Jr.
                        President
                        Principal Executive Officer
                        Principal Financial & Accounting Officer


Date: June 13, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                          Date
        ---------                       -----                          ----


/s/ Dudley E. Garner, Jr      Chairman, Treasurer, President and   June 13, 1997
------------------------      Director                             -------------
Dudley E. Garner,
Jr..


/s/ Jane J. Beach             Director, Secretary                  June 13, 1997
------------------                                                 -------------
Jane J. Beach


/s/ Michael E. Terry          Director                             June 13, 1997
---------------------                                              -------------
Michael E. Terry


/s/ Earl J. Claire            Director                             June 13, 1997
-------------------                                                -------------
Earl J. Claire


/s/ Edwin H. Eichler          Director                             June 13, 1997
--------------------                                               -------------
Edwin H. Eichler


/s/ Michael D. Jensen         Director                             June 13, 1997
---------------------                                              -------------
Michael D. Jensen