Form 10-Q
period 1997-06-30
SYMETRICS INDUSTRIES INC
filed 1997-08-14
CIK 95944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended JUNE 30, 1997
                  -------------

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


                1615 W. NASA Boulevard, Melbourne, Florida 32901
                ------------------------------------------------
                    (Address of principal executive offices)

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

Yes  X          No
    ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at August 13, 1997
      ------------------------------           ------------------------------
      (Common stock, $.25 par value)                     1,627,713

                         PART 1 - FINANCIAL INFORMATION
                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                               JUNE 30        MARCH 31
                                                                 1997           1997
                                                                 ----           ----
                                                             (UNAUDITED)  (DERIVED FROM AUDITED
                                                                           FINANCIAL STATEMENTS)
Current assets:
         Cash                                                $    55,581   $    56,638
         Receivables                                           3,933,010     2,365,365
         Costs and estimated earnings in excess
            of billings on uncompleted contracts               6,225,463     5,452,394
         Inventory                                             1,926,777     1,661,249
         Deferred income taxes                                    79,382        51,677
         Other assets                                             79,774        57,453
                                                             -----------   -----------
               Total current assets                           12,299,987     9,644,776
                                                             -----------   -----------

Property, plant and equipment                                  5,330,050     5,163,389
         Less accumulated depreciation                         1,694,536     1,571,167
                                                             -----------   -----------
                                                               3,635,514     3,592,222
                                                             -----------   -----------

Deferred income taxes                                            258,049       273,549
                                                             -----------   -----------
Other assets:
         Product development costs                             2,821,582     2,187,758
         Investment in real estate                               513,298       513,298
         Goodwill, less accumulated amortization                 482,739       501,064
         Other                                                   146,904       141,583
                                                             -----------   -----------
                                                               3,964,523     3,343,703
                                                             -----------   -----------

Total assets                                                 $20,158,073   $16,854,250
                                                             ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
            Notes payable                                    $ 2,481,026   $ 2,523,000
            Current maturities of long-term debt                  44,173        72,719
            Accounts payable                                   4,549,665     2,157,360
            Billings in excess of costs and estimated
               earnings on uncompleted contracts                 108,950       144,373
            Accrued liabilities                                  761,269       962,570
            Income taxes payable                                  94,868       218,545
                                                             -----------   -----------
                 Total current liabilities                     8,039,951     6,078,567
                                                             -----------   -----------

Deferred income taxes                                            225,334       191,584
Deferred compensation liability                                  438,948       438,945
Long-term debt, less current maturities                        2,970,949     1,838,446
                                                             -----------   -----------
                                                               3,635,231     2,468,975
                                                             -----------   -----------
Shareholders' equity
           Common stock, $.25 par value                          406,366       406,366
           Additional paid-in capital                          2,209,358     2,209,358
           Retained earnings                                   5,867,167     5,690,984
                                                             -----------   -----------
                Total shareholders' equity                     8,482,891     8,306,708
                                                             -----------   -----------

Total liabilities and shareholders' equity                   $20,158,073   $16,854,250
                                                             ===========   ===========

    See accompanying notes to the condensed consolidated financial statements

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                        ------------------
                                                    JUNE 30           JUNE 30
                                                    -------           -------
                                                      1997              1996
                                                      ----              ----

Contract revenue                                 $ 6,401,809        $ 6,879,405

Costs and expenses
   Costs of revenues earned                        4,937,224          5,292,269
   General and administrative                      1,106,573            819,000
   Research and development                           77,795             83,920
                                                 -----------        -----------
                                                   6,121,592          6,195,189
                                                 -----------        -----------

Income from operations                               280,217            684,216

Other income (expense)
   Rental and other income                            59,203              9,618
   Other expense                                     (15,333)            (4,317)
                                                 -----------        -----------
                                                      43,870              5,301
                                                 -----------        -----------

    Interest income                                   12,145             43,483
    Interest expense                                 (65,181)           (15,957)
                                                 -----------        -----------
                                                     (53,036)            27,526
                                                 -----------        -----------

Income before taxes                                  271,051            717,043
Income (taxes)                                       (94,868)          (276,023)
                                                 -----------        -----------

Net income                                       $   176,183        $   441,020
                                                 ===========        ===========

Earnings per share                               $      0.11        $      0.28
                                                 ===========        ===========

Weighted average number
   of shares outstanding                           1,625,463          1,601,370


   See accompanying notes to the condensed consolidated financial statements.

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                      JUNE 30          JUNE 30
                                                        1997             1996
                                                        ----             ----
Cash provided by (used in)

  Operations
    Net income                                     $   176,183      $   441,020
    Adjustments for non cash charge                    141,694          146,524
    Changes in assets and liabilities               (1,284,774)      (1,537,471)
                                                   -----------      -----------
    Net cash (used in)  operations                    (966,897)        (949,927)
                                                   -----------      -----------

  Investing
    Capital expenditures                              (166,661)        (249,839)
                                                   -----------      -----------
    Cash used for investing                           (166,661)        (249,839)
                                                   -----------      -----------

  Financing
    Proceeds from stock options                         34,688
    Borrowing  of long-term debt                     1,132,501          408,244
                                                   -----------      -----------
    Cash provided  by financing                      1,132,501          442,932
                                                   -----------      -----------

  (Decrease) in cash                                    (1,057)        (756,834)

Cash beginning of period                                56,638        1,657,905

Cash end of period                                 $    55,581      $   901,071
                                                   ===========      ===========

Cash payments for interest                         $    52,583      $    16,556

Cash payments for income taxes                     $   197,000      $   727,846



   See accompanying notes to the condensed consolidated financial statements.

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)
O  BASIS OF PRESENTATION
   ---------------------

* The financial statements contained herein are unaudited but, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, which are necessary to a fair statement of the results for the periods ended June 30, 1997 and 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

* Refer to the Company's Form 10-K for the year ended March 31, 1997 as filed with the Securities and Exchange Commission on June 16, 1997 for a description of accounting policies which have been continued without change. Also refer to notes included in the financial statements for additional details of the Company's financial condition, results of operations and cash flows.

* Inventories stated on the balance sheet are raw materials, work in process and finished assemblies primarily for Symetrics' subsidiary American Digital Switching for future shipments of existing orders and to provide field service support to their customers. Refer to the Company's Form 10-K for the year ended March 31, 1997 for discussion of costs incurred on uncompleted contracts.

O  ACQUISTION DURING THE QUARTER ENDED JUNE 30, 1996
   -------------------------------------------------

      Effective April 1, 1996, Symetrics acquired all of the outstanding common stock of American Digital Switching, Inc. ("ADS") in exchange for 214,065 shares of Symetrics, or approximately 13% of the outstanding capital stock of Symetrics after the exchange, and $35,000 in cash. The transaction has been accounted for under the pooling-of-interests method of accounting. Accordingly, the condensed consolidated statements of income and cash flows for the three months ended June 30, 1997 and June 30, 1996 include the combined operations of the Companies. The condensed consolidated balance sheet as of March 31, 1997 includes the combined assets and liabilities of the two Companies and is derived from consolidated audited financial statements at that date. The weighted average number of common shares outstanding used in the computation of earnings per share for the three months ended June 30, 1997 and 1996 includes the shares issued by Symetrics in the exchange.

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            For the three months ended June 30, 1997 consolidated contract revenues for Symetrics Industries, Inc. and subsidiary, American Digital
Switching, Inc. (ADS) were $6,401,809, a 6.9% decrease compared to the $6,879,405 for the corresponding period last year. For the current three month period, consolidated net income of $176,183, or $0.11 per share is reported compared to $441,020, or $0.28 per share, a year ago. Working capital increased by $693,827, or 19.5%, for the three months. The backlog closed at $16.3 million, as compared to $13.4 million at June 30, 1996.

      The 6.9% decrease in contract revenues for the current quarter reflects the comparison to the higher than average volume of business in the Company's Defense Products Division for the first quarter of last year. The current quarter's defense related revenues are in line with last year's average quarterly results. The decrease in net income is attributed in part to the lower business volume, but is primarily due to increased marketing and administrative expenses at ADS to support the introduction of its new Centura TM Central Office system. Financial performance, for the current quarter, in the Company's other three divisions, Defense Products, Contract Manufacturing and Computer Telephony Systems was consistent with the results achieved in the corresponding quarter last year. Non-defense related revenues for the current quarter were 33.5% of total revenues compared with 28.0% for the corresponding quarter last year. The increase in backlog at June 30, 1997 resulted from awards in June 1997 totaling $9.9 million for 179 new Improved Data Modems (IDM) and 507 IDM memory upgrades.

      A comparison of the current quarter ended June 30, 1997 to the immediately proceeding quarter, shows contract revenues were 41.3% higher at $6,401,809 for the current quarter versus $4,539,848 for the three months ended March 31, 1997. The increase is due primarily to additional revenues from the Company's IDM contract. Net income for the current period was $176,183 significantly lower than the $289,520 reported for the quarter ended March 31, 1997. The decrease is primarily due to the increased general and administrative expenses at ADS during the current quarter which offset the gross margin from the Company's increased business volume, and a year-end tax adjustment which resulted in a low income tax rate for the immediately preceding quarter. Income before taxes for the two quarters was essentially the same. Backlog at June 30, 1997 was $16.3 million versus $9.8 million at March 31, 1997.

      Referring to the balance sheet, the Company had a $693,827 or 19.5% increase in working capital facilitated by the $1,132,501 increase in long term debt, to help finance the ongoing development of the Centura TM Central Office Telephone system. The increase in accounts receivable of $ 1,567,645 at June 30, 1997 reflects large progress billings primarily for electronic components purchased for the Company's IDM contract.

These purchases, and materials purchased for the initial Centura shipments, were primarily responsible for the substantial increase in accounts payable. These IDM components purchases were also part of the work in process inventory and consequently the largest factor in the increase at June 30, 1997 in the cost and estimated earnings in excess of billings on uncompleted contracts. The increases in inventory of $265,528 at June 30, 1997 was due to the substantial increase in materials purchased and work in process inventory for the upcoming Centura shipments. The increase in product development costs at June 30, 1997 was the capitalization of additional research and development expenses for the Centura switch. The decrease in accrued liabilities reflects primarily product shipments of $159,176 that were previously part of advance billings.


PART II           OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Shareholders was held on June 27, 1997 and reconvened on July 11, 1997. At the reconvened meeting on July 11, 1997 shareholder voting was as follows:

                                      FOR              WITHOLD
                                      ---              -------
         Earl J. Claire               853,474           21,280
         Donald W. Ingram             853,293           21,461
         Michael E. Terry             853,474           21,280

      These directors were elected to three year terms. Directors continuing in office are Jane J Beach (two years remaining), Michael D. Jensen (two years remaining), Edwin H. Eichler (one year remaining) and Dudley E. Garner, Jr. (one year remaining).

ITEM 6.     REPORTS ON FORM 8-K

            No reports on Form 8-K were filed for the quarter ended June 30, 1997.

                     SYMETRICS INDUSTRIES, INC. AND SUBSIARY

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1997




                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SYMETRICS INDUSTRIES, INC.



DATE   August 13, 1997


                                          /s/    Dudley E. Garner, Jr.
                                          ----------------------------
                                          Dudley E. Garner, Jr.
                                          President,
                                          Principal Executive Officer
                                          Principal Financial Officer