Form 10-Q
period 1997-09-30
SYMETRICS INDUSTRIES INC
filed 1997-11-07
CIK 95944

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended SEPTEMBER 30, 1997
                  ------------------

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

Yes  X          No
    ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at October 31, 1997
      ------------------------------           -------------------------------
      (Common stock, $.25 par value)                     1,627,713

                         PART 1 - FINANCIAL INFORMATION
                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                            SEPTEMBER 30      MARCH 31
                                                                1997            1997
                                                                ----            ----
                                                             (UNAUDITED)  (DERIVED FROM AUDITED
                                                                           FINANCIAL STATEMENTS)
Current assets:
         Cash                                                $   193,698   $    56,638
         Receivables                                           3,458,155     2,365,365
         Costs and estimated earnings in excess
            of billings on uncompleted contracts               5,782,790     5,452,394
         Inventory                                             2,117,367     1,661,249
         Deferred income taxes                                    49,123        51,677
         Other assets                                            154,577        57,453
                                                             -----------   -----------
               Total current assets                           11,755,710     9,644,776
                                                             -----------   -----------

Property, plant and equipment                                  5,892,384     5,163,389
         Less accumulated depreciation                         1,844,575     1,571,167
                                                             -----------   -----------
                                                               4,047,809     3,592,222
                                                             -----------   -----------

Deferred income taxes                                            273,549       273,549
                                                             -----------   -----------
Other assets:
         Product development costs                             3,434,690     2,187,758
         Investment in real estate                               513,298       513,298
         Goodwill, less accumulated amortization                 462,704       501,064
         Other                                                   146,919       141,583
                                                             -----------   -----------
                      Total other assets                       4,557,611     3,343,703
                                                             -----------   -----------

Total assets                                                 $20,634,679   $16,854,250
                                                             ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
            Notes payable                                    $ 2,360,538   $ 2,523,000
            Current maturities of long-term debt                 129,647        72,719
            Accounts payable                                   3,588,194     2,157,360
            Billings in excess of costs and estimated
               earnings on uncompleted contracts                 348,493       144,373
            Accrued liabilities                                  698,292       962,570
            Income taxes payable                                 128,736       218,545
                                                             -----------   -----------
                 Total current liabilities                     7,253,900     6,078,567
                                                             -----------   -----------

Deferred income taxes                                            191,584       191,584
Deferred compensation liability                                  438,945       438,945
Long-term debt, less current maturities                        4,233,894     1,838,446
                                                             -----------   -----------
                                                               4,864,423     2,468,975
                                                             -----------   -----------
Shareholders' equity
           Common stock, $.25 par value                          406,928       406,366
           Additional paid-in capital                          2,211,608     2,209,358
           Retained earnings                                   5,897,820     5,690,984
                                                             -----------   -----------
                Total shareholders' equity                     8,516,356     8,306,708
                                                             -----------   -----------

Total liabilities and shareholders' equity                   $20,634,679   $16,854,250
                                                             ===========   ===========


    See accompanying notes to the condensed consolidated financial statements

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                   (UNAUDITED)

                                          SIX MONTHS ENDED                    THREE MONTHS ENDED
                                   SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                                   ------------       ------------       ------------       ------------
                                        1997               1996               1997               1996
Contract revenue                   $ 13,063,293       $ 12,733,986       $  6,661,484       $  5,854,581

Costs and expenses
   Costs of revenues earned          10,384,628          9,648,231          5,447,404          4,355,962
   General and administrative         2,169,279          1,689,111          1,062,706            870,111
   Research and development             124,926            145,379             47,131             61,459
                                   ------------       ------------       ------------       ------------
                                     12,678,833         11,482,721          6,557,241          5,287,532
                                   ------------       ------------       ------------       ------------

Income from operations                  384,460          1,251,265            104,243            567,049

Other income (expense)
   Rental and other income              104,513             19,236             45,310              9,618
   Other expense                        (29,975)            (8,628)           (14,642)            (4,311)
                                   ------------       ------------       ------------       ------------
                                         74,538             10,608             30,668              5,307
                                   ------------       ------------       ------------       ------------

    Interest income                      20,057             50,190              7,912              6,707
    Interest expense                   (160,856)           (42,838)           (95,675)           (26,881)
                                   ------------       ------------       ------------       ------------
                                       (140,799)             7,352            (87,763)           (20,174)
                                   ------------       ------------       ------------       ------------

Income before taxes                     318,199          1,269,225             47,148            552,182
Income (taxes)                         (111,363)          (501,064)           (16,495)          (225,041)
                                   ------------       ------------       ------------       ------------

Net income                         $    206,836       $    768,161       $     30,653       $    327,141
                                   ============       ============       ============       ============

Earnings per share                 $       0.13       $       0.48       $       0.02       $       0.20
                                   ============       ============       ============       ============

Weighted average number
   of shares outstanding              1,626,588          1,606,289          1,627,713          1,611,101























     See accompanying notes to the condensed consolidated financial statements.

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                      SIX MONTHS ENDED
                                                      ----------------
                                                SEPTEMBER 30       SEPTEMBER 30
                                                ------------       ------------
                                                    1997                1996
                                                    ----                 ----
Cash provided by (used in)

  Operations
    Net income                                   $   206,836        $   768,161
    Adjustments for non cash charge                  311,768            245,659
    Changes in assets and liabilities             (1,945,274)        (2,661,935)
                                                 -----------        -----------
    Net cash (used in)  operations                (1,426,670)        (1,648,115)
                                                 -----------        -----------

  Investing
    Capital expenditures                            (728,995)          (277,196)
                                                 -----------        -----------
    Cash used for investing                         (728,995)          (277,196)
                                                 -----------        -----------

  Financing
    Proceeds from stock options                        2,812             38,435
    Borrowing  of long-term debt                   2,289,913            650,653
                                                 -----------        -----------
    Cash provided  by financing                    2,292,725            689,088
                                                 -----------        -----------

Increase/(Decrease) in cash                          137,060         (1,236,223)

Cash beginning of period                              56,638          1,657,905

Cash end of period                               $   193,698        $   421,682
                                                 ===========        ===========

Cash payments for interest                       $   160,856        $    44,038

Cash payments for income taxes                   $   197,000        $   727,846



   See accompanying notes to the condensed consolidated financial statements.

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

O  BASIS OF PRESENTATION
   ---------------------

* The financial statements contained herein are unaudited but, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, which are necessary to a fair statement of the results for the periods ended September 30, 1997 and 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

O  ACQUISTION DURING THE QUARTER ENDED JUNE 30, 1996
   -------------------------------------------------

      Effective April 1, 1996, Symetrics acquired all of the outstanding common stock of American Digital Switching, Inc. ("ADS") in exchange for 214,065 shares of Symetrics, or approximately 13% of the outstanding capital stock of Symetrics after the exchange, and $35,000 in cash. The transaction has been accounted for under the pooling-of-interests method of accounting. Accordingly, the condensed consolidated statements of income and cash flows for the six months ended September 30, 1997 and September 30, 1996 include the combined operations of the Companies. The condensed consolidated balance sheet as of March 31, 1997 includes the combined assets and liabilities of the two Companies and is derived from consolidated audited financial statements at that date. The weighted average number of common shares outstanding used in the computation of earnings per share for the six months ended September 30, 1997 and 1996 includes the shares issued by Symetrics in the exchange.

                    SYMETRICS INDUSTRIES, INC. AND SUBSIDARY
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      For the six months ended September 30, 1997 consolidated contract revenues were $13,063,293 which was a 2.6% increase over the $12,733,986 for the corresponding period last year. For the current six month period net income was $206,836, or $0.13 per share, compared with $768,161 or $0.48 per share a year ago. Working capital increased by $935,601 for the six months. The current backlog of $11.2 million was higher than the $10.4 million at September 30, 1996.

      The increase in contract revenues for the current six months is attributable to growth in the Company's commercial products that generated 31% of the total revenue. The decrease in net income for the current six months is primarily due to increased marketing and administrative expenses at the Company's subsidiary, American Digital Switching (ADS), to support the introduction of its new Centura TM central office telephone system and higher marketing expenses in the Company's other divisions. Financial performance, for the six months, in the Company's Defense Products Division was strong and consistent with the results achieved in the corresponding period last year.

      A comparison of the current quarter ended September 30, 1997 to the immediately preceding quarter, shows consolidated contract revenues were 4.1% higher at $6,661,484 for the current quarter versus $6,401,809 for the three months ended June 30, 1997. Net income for the current period was $30,653, which was significantly lower than the $176,183 reported for the quarter ended June 30, 1997. This decrease is primarily due to higher interest expenses at ADS, and lower business volume in commercial contract manufacturing resulting in a sizable decrease in gross margin. The Company believes this lower volume is a temporary timing issue, since $1.7 million of new orders of contract manufacturing business has subsequently been received. Backlog at September 30, 1997 was $11.2 million versus $16.3 million at June 30, 1997. However, the Company anticipates being awarded significant new orders for its Improved Data Modem business that will add to backlog and contribute to revenues in the upcoming quarter.

      Although profitability did not meet the anticipated level, the Company believes that the investment currently being made to diversify will result in a stronger, more balanced and poised Company in the future. Towards this end, during the quarter ended September 30, 1997, the Company installed an advanced very high speed component placement machine and achieved the international quality standard of ISO 9002 certification in its contract manufacturing division.

      As reported in the September 12, 1997 issue of the magazine "Inside the Air Force", the U.S. Government's General Accounting Office (GAO) took the unusual measure of sustaining the Company's protest of an Air Force contract that had been awarded to a defense contractor for the AN/ALE-47(V) Countermeasures Dispenser System. Consequently, the Air Force reopened the competition, and the Company recently submitted it's final bid. Although the award is very competitive, the Company believes it has submitted a viable proposal based on our excellent track record and fully compliant proposal.

      Referring to the balance sheet, the Company had a $935,601 or 26.2% increase in working capital facilitated by the $2,395,448 increase in long term debt, to help finance the ongoing development of the Centura TM telephone system. The increase in cash and accounts receivable of $1,229,850 at September 30, 1997 is offset by the $1,430,834 increase in accounts payable. The increase in inventory is primarily work-in-process for the upcoming Centura shipments. The increase in the other assets was primarily from the expected reimbursement by the U.S. Department of Defense for the Company's expense in the successful protest related to the Air Force procurement discussed above. During the current quarter the Company purchased, and financed over five years, a $525,000 very high speed electronic placement machine for its' commercial contract manufacturing business. The other additions to fixed assets included purchases for computers and software upgrades. The increase in product development costs at September 30, 1997 was the capitalization of additional research and development expenses for the Centura switch. The increase in billings in excess of costs and estimated earnings on uncompleted contracts primarily reflects advance billings on one defense related contract. The decrease in accrued liabilities reflects product shipments that were previously part of advance billings.






PART II           OTHER INFORMATION


ITEM 6.     REPORTS ON FORM 8-K

            No reports on Form 8-K were filed for the quarter ended September 30, 1997.

                     SYMETRICS INDUSTRIES, INC. AND SUBSIARY

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997




                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SYMETRICS INDUSTRIES, INC.



DATE     November 6, 1997


                                          /s/    Dudley E. Garner, Jr.
                                          ----------------------------
                                          Dudley E. Garner, Jr.
                                          President,
                                          Principal Executive Officer
                                          Principal Financial Officer